Form 10-Q
period 2021-06-30
KKR Acquisition Holdings I Corp.
filed 2021-08-13
CIK 1843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of August 9, 2021, 11,836,227 shares of Class A common stock, par value $0.0001, excluding 126,163,773 shares of Class A common stock subject to possible redemption, and 34,500,000 shares of  Class B common stock, par value $0.0001, were issued and outstanding.

KKR ACQUISITION HOLDINGS I CORP.
Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 14, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
KKR ACQUISITION HOLDINGS I CORP.
UNAUDITED CONDENSED BALANCE SHEET
June 30, 2021

Assets:
Current assets:
Cash	$1,584,884
Prepaid expenses	1,501,134
Total current assets	3,086,018
Prepaid expenses, less current portion	988,976
Investments held in Trust Account	1,380,041,048
Total Assets	$1,384,116,042

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$106,029
Accrued expenses	108,668
Franchise tax payable	90,461
Due to related party	1,213,819
Total current liabilities	1,518,977
Derivative warrant liabilities	67,659,330
Deferred underwriting commissions	48,300,000
Total liabilities	117,478,307

Commitments and Contingencies

Class A common stock, $0.0001 par value; 126,163,773 shares subject to possible redemption at $10.00 per share	1,261,637,730

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 11,836,227 shares issued and outstanding (excluding 126,163,773 shares subject to possible redemption)	1,184
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 34,500,000 shares issued and outstanding	3,450
Additional paid-in capital	10,964,188
Accumulated deficit	(5,968,817)
Total stockholders’ equity	5,000,005
Total Liabilities and Stockholders’ Equity	$1,384,116,042
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2021	For the Period from January 14, 2021 (Inception) through June 30, 2021

General and administrative expenses	$670,768	$918,454
Franchise tax expense	49,315	90,461
Loss from operations	(720,083)	(1,008,915)
Change in fair value of derivative warrant liabilities	779,670	(2,811,660)
Offering costs associated with derivative warrant liabilities	—	(2,189,290)
Income from investments held in Trust Account	35,149	41,048
Earnings (loss) before income taxes	94,736	(5,968,817)
Income tax expense	—	—
Net income (loss)	$94,736	$(5,968,817)

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	126,154,299	126,197,728
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—
Basic and diluted weighted average shares outstanding of non-redeemable common stock	46,345,701	40,798,957
Basic and diluted net income (loss) per share, non-redeemable common stock	$—	$(0.15)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - March 31, 2021	11,845,701	$1,185	34,500,000	$3,450	$11,058,927	$(6,063,553)	$5,000,009
Common stock subject to possible redemption	(9,474)	(1)	—	—	(94,739)	—	(94,740)
Net income	—	—	—	—	—	94,736	94,736
Balance - June 30, 2021	11,836,227	$1,184	34,500,000	$3,450	$10,964,188	$(5,968,817)	$5,000,005

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	34,500,000	3,450	21,550	—	25,000
Sale of units in initial public offering, less allocation to derivative warrant liabilities	138,000,000	13,800	—	—	1,341,001,200	—	1,341,015,000
Excess of Fair Value Paid by Private Placement Warrant holders	—	—	—	—	6,737,330	—	6,737,330
Offering costs, net of reimbursement from underwriters	—	—	—	—	(75,170,778)	—	(75,170,778)
Common stock subject to possible redemption	(126,163,773)	(12,616)	—	—	(1,261,625,114)	—	(1,261,637,730)
Net loss	—	—	—	—	—	(5,968,817)	(5,968,817)
Balance - June 30, 2021	11,836,227	$1,184	34,500,000	$3,450	$10,964,188	$(5,968,817)	$5,000,005
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Period from January 14, 2021 (Inception) through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(5,968,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	2,811,660
Offering costs associated with derivative warrant liabilities	2,189,290
Income from investments held in Trust Account	(41,048)
Changes in operating assets and liabilities:
Prepaid expenses	(2,490,110)
Accounts payable	82,856
Accrued expenses	23,666
Franchise tax payable	90,461
Due to related party	1,213,819
Net cash used in operating activities	(2,088,223)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(1,380,000,000)
Net cash used in investing activities	(1,380,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(449,513)
Proceeds from notes payable to related party	449,513
Proceeds received from initial public offering, gross	1,380,000,000
Proceeds from issuance of Class B Stock	25,000
Proceeds received from private placement warrants	32,600,000
Reimbursement from underwriters	13,800,000
Offering costs paid	(42,751,893)
Net cash provided by financing activities	1,383,673,107

Net change in cash	1,584,884

Cash - beginning of the period	—
Cash - end of the period	$1,584,884

Supplemental disclosure of noncash activities:
Deferred underwriting commissions in connection with the initial public offering	$48,300,000
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, included in the Units sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
discussed in Note 5). Certain Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or to not vote at all. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value in the Trust Account will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, Targets and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
•Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
The 34,500,000 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 21,733,333 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and the fair value of the Public Warrants is based on their quoted market price as of June 30, 2021.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 126,163,773 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.
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
For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes as of June 30, 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the establishment of a full valuation allowance against the Company’s deferred tax asset.
Net Income (Loss) Per Common Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 56,233,333 shares of the Company’s Class A common stock in the calculation of the diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.
The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.
Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on investments held in the Trust Account attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.
Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on investments held in the Trust Account based on non-redeemable shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net loss per common share:

	For the Three Months Ended June 30, 2021	For the Period from January 14, 2021 (Inception) through June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$32,133	$37,526
Less: Company’s portion available to be withdrawn to pay taxes	(32,133)	(37,526)
Net income attributable	$—	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	126,154,299	126,197,728
Basic and diluted net income per share	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income (loss)	$94,736	$(5,968,817)
Net income allocable to Class A common stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$94,736	$(5,968,817)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	46,345,701	40,798,957
Basic and diluted net income (loss) per share, Non-redeemable common stock	$—	$(0.15)

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $3.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In addition, the underwriters reimbursed $13.8 million to the Company for fees payable to KCM as described in Note 4.
Note 6 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 11,836,227 shares of Class A common stock issued and outstanding, excluding 126,163,773 shares of Class A common stock subject to possible redemption.
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
Note 7 — Warrants
As of June 30, 2021, the Company had 34,500,000 Public Warrants and 21,733,333 Private Warrants outstanding.
Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last reported sale price of Class A common stock for any 20-trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;
•if, and only if, the Reference Value equals or exceeds $10.00 per share as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like; and
•if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$1,380,041,048	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$40,710,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$26,949,330
Transfers to or from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 14, 2021 (inception) to June 30, 2021 except for the transfer from Level 3 to Level 1 of the Public Warrants, which started trading on an active market in May 2021.
The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and the fair value of the Public Warrants is based on their quoted market price as of June 30, 2021. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in option pricing and simulation models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock assumption based on the implied volatility of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury constant maturity rate on the issuance date for a maturity similar to the expected remaining life of the warrants.
The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

June 30, 2021
Exercise price	$11.50
Class A common share value	$9.82
Term	5
Volatility	21.5%
Risk-free rate	1.49%
The change in the fair value of Level 3 derivative warrant liabilities for the three months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at March 31, 2021	$68,439,000
Transfer out of Public Warrants (change in levelling to Level 1)	(40,710,000)
Change in fair value of derivative warrant liabilities	(779,670)
Level 3 - Derivative warrant liabilities at June 30, 2021	$26,949,330

Unrealized gain on level 3 derivative warrant liabilities held at June 30, 2021	$436,670
The change in the fair value of Level 3 derivative warrant liabilities for the period from January 14, 2021 (inception) through June 30, 2021is summarized as follows:

Level 3 - Derivative warrant liabilities at March 19, 2021 (inception)	$—
Issuance of Public and Private Warrants	64,847,670
Transfer out of Public Warrants (change in levelling to Level 1)	(40,710,000)
Change in fair value of derivative warrant liabilities	2,811,660
Level 3 - Derivative warrant liabilities at June 30, 2021	$26,949,330

Unrealized (loss) on level 3 derivative warrant liabilities held at June 30, 2021	$(1,086,660)

Note 9 — Subsequent Events
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
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to prospective business combination candidates. There can be no assurance that our plans to complete a Business Combination will be successful.
For the three months ended June 30, 2021, we had net income of approximately $0.1 million, which consisted of a loss from operations of approximately $720,083, a non-operating income of approximately $0.8 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $35,000.  The loss from operations consisted of approximately $671,000 of general and administrative expenses and approximately $49,000 in franchise tax expense.
For the period from January 14, 2021 (inception) through June 30, 2021, we had net loss of approximately $6.0 million, which consisted of a loss from operations of approximately $1.0 million, a non-operating expense of approximately $2.2 million for offering costs associated with derivative warrant liabilities, a non-operating loss of approximately $2.8 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $41,000.  The loss from operations consisted of approximately $918,000 of general and administrative expenses and approximately $90,000 in franchise tax expense.
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
The 34,500,000 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 21,733,333 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and the fair value of the Public Warrants is based on their quoted market price as of June 30, 2021.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 126,163,773 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.
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

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021, on April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” (the “SEC Staff Statement”) pursuant to which it expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on a SPAC’s balance sheet as opposed to equity.

Our Public Warrants and Private Placement Warrants (collectively, the "Warrants") were reflected as a component of equity on our previously issued audited balance sheet dated March 19, 2021, filed on Form 8-K on March 25, 2021 (the “Post-IPO Balance Sheet”) as opposed to liabilities on the balance sheet, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions of the Warrants and our application of ASC 815-40. After discussion and evaluation, we concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement. We concluded that the misstatement was not material to the Post-IPO Balance Sheet.
In light of the misstatement in our Post-IPO Balance Sheet, we implemented a number of actions to enhance our processes to identify and appropriately apply applicable accounting requirements in the preparation of our financial statements, which are still in progress. We continue to make progress in having increased communication and involvement among our personnel, our sponsor and third-party professionals with whom we consult and depend upon regarding the application of complex accounting standards. The elements of our plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on March 18, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description
31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2021.

KKR ACQUISITION HOLDINGS I CORP.

By:	/s/ Glenn Murphy
Name:	Glenn Murphy
Title:	Chief Executive Officer