Form 10-Q
period 2021-09-30
KKR Acquisition Holdings I Corp.
filed 2021-11-15
CIK 1843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of November 9, 2021, 138,000,000 shares of Class A common stock, par value $0.0001 and subject to possible redemption, and 34,500,000 shares of  Class B common stock, par value $0.0001, were issued and outstanding.

KKR ACQUISITION HOLDINGS I CORP.
Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 14, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
KKR ACQUISITION HOLDINGS I CORP.
UNAUDITED CONDENSED BALANCE SHEET
September 30, 2021

Assets:
Current assets:
Cash	$1,584,884
Prepaid expenses	1,483,466
Total current assets	3,068,350
Prepaid expenses, less current portion	618,110
Investments held in Trust Account	1,380,060,528
Total Assets	$1,383,746,988

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$116,038
Accrued expenses	126,417
Franchise tax payable	140,324
Due to related party	1,524,794
Total current liabilities	1,907,573
Derivative warrant liabilities	54,636,000
Deferred underwriting commissions	48,300,000
Total liabilities	104,843,573

Commitments and Contingencies

Class A common stock subject to possible redemption, 138,000,000 shares issued and outstanding	1,380,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 34,500,000 shares issued and outstanding	3,450
Additional paid-in capital	—
Accumulated deficit	(101,100,035)
Total stockholders’ deficit	(101,096,585)
Total Liabilities and Stockholders’ Deficit	$1,383,746,988
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2021	For the Period from January 14, 2021 (Inception) through September 30, 2021

General and administrative expenses	$727,267	$1,645,721
Franchise tax expense	49,863	140,324
Loss from operations	(777,130)	(1,786,045)
Change in fair value of derivative warrant liabilities	13,023,330	10,211,670
Offering costs associated with derivative warrant liabilities	—	(2,189,290)
Income from investments held in Trust Account	19,480	60,528
Earnings before income taxes	12,265,680	6,296,863
Income tax expense	—	—
Net income	$12,265,680	$6,296,863

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	138,000,000	104,030,769
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.07	$(0.79)
Basic and diluted weighted average shares outstanding of Class B common stock	34,500,000	31,882,692
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.79)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - June 30, 2021	11,836,227	$1,184	34,500,000	$3,450	$10,964,188	$(5,968,817)	$5,000,005
Adjustments (see Note 9)	(11,836,227)	(1,184)	—	—	(10,964,188)	(107,396,898)	(118,362,270)
Balance - June 30, 2021 (as restated)	—	—	34,500,000	3,450	—	(113,365,715)	(113,362,265)
Net income	—	—	—	—	—	12,265,680	12,265,680
Balance - September 30, 2021	0	$0	34,500,000	$3,450	$0	$(101,100,035)	$(101,096,585)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	34,500,000	3,450	21,550	—	25,000
Excess of Fair Value Paid by Private Placement Warrant holders	—	—	—	—	6,737,330	—	6,737,330
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(6,758,880)	—	(6,758,880)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(107,396,898)	(107,396,898)
Net Income	—	—	—	—	—	6,296,863	6,296,863
Balance - September 30, 2021	0	$0	34,500,000	$3,450	$0	$(101,100,035)	$(101,096,585)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Period from January 14, 2021 (Inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income	$6,296,863
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,211,670)
Offering costs associated with derivative warrant liabilities	2,189,290
Income from investments held in Trust Account	(60,528)
Changes in operating assets and liabilities:
Prepaid expenses	(2,101,576)
Accounts payable	92,863
Accrued expenses	41,417
Franchise tax payable	140,324
Due to related party	1,524,794
Net cash used in operating activities	(2,088,223)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(1,380,000,000)
Net cash used in investing activities	(1,380,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(449,513)
Proceeds from notes payable to related party	449,513
Proceeds received from initial public offering, gross	1,380,000,000
Proceeds from issuance of Class B Stock	25,000
Proceeds received from private placement warrants	32,600,000
Reimbursement from underwriters	13,800,000
Offering costs paid	(42,751,893)
Net cash provided by financing activities	1,383,673,107

Net change in cash	1,584,884

Cash - beginning of the period	—
Cash - end of the period	$1,584,884

Supplemental disclosure of noncash activities:
Deferred underwriting commissions in connection with the initial public offering	$48,300,000
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, included in the Units sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
discussed in Note 5). All Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or to not vote at all. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
The 34,500,000 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 21,733,333 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and the fair value of the Public Warrants is based on their quoted market price as of September 30, 2021.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering on a relative residual method, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to Class A Common Stock upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, all 138,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
As of September 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2021
Gross Proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	$(38,985,000)
Class A Shares issuance costs	$(75,170,778)
Plus:
Accretion of carrying value to redemption value	$114,155,778
Contingently redeemable Class A Common Stock	$1,380,000,000
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
For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes as of September 30, 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the establishment of a full valuation allowance against the Company’s deferred tax asset. The Company’s effective tax rate differs from the federal statutory rate primarily due to the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible or taxable for income tax purposes.
Net Income (Loss) Per Common Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 56,233,333 shares of the Company’s Class A common stock in the calculation of the diluted income per share, because the warrants are contingently exercisable, and the contingencies have not yet been met and, additionally, their inclusion would be anti-dilutive under the treasury stock method. Similarly, for the purpose of calculating the diluted income (loss) per share for the Class A common stock, the company has not considered the conversion of the Class B common stock, because the contingency for the conversion into Class A common stock was not met as of the reporting date.
The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. For purposes of calculating net income (loss) per share, the Company allocated the amount using a ratio reflective of the respective participation right and the weighted average of each class of common stock. The allocation for the period from Inception through September 30, 2021 also considered the accretion of temporary equity related to the Class A common stock.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects the calculation of basic and diluted net loss per common share:

	For the Three Months Ended September 30, 2021	For the Period from January 14, 2021 (Inception) through September 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings (Losses) allocable to common stock subject to possible redemption
Allocation of net income (loss), including accretion of temporary equity	$9,812,544	$(82,557,281)
Net income (loss) attributable to Class A common stock subject to redemption	$9,812,544	$(82,557,281)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	138,000,000	104,030,769
Basic and diluted net income (loss) per Class A shares	$0.07	$(0.79)

Class B common stock
Numerator: Earnings (Losses) allocable to Class B common stock
Allocation of net income (loss), including accretion of temporary equity	2,453,136	(25,301,634)
Net income (loss) attributable to Class B Common Stock	$2,453,136	$(25,301,634)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	31,882,692
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.79)
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $3.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of September 30, 2021, the Company had a $1.5 million payable outstanding to a related party of the Sponsor for the reimbursement of operating expenses incurred on behalf of the Company.
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
Note 6 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 138,000,000 shares of Class A common stock subject to possible redemption outstanding and classified as temporary equity.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Note 7 — Warrants
As of September 30, 2021, the Company had 34,500,000 Public Warrants and 21,733,333 Private Warrants outstanding.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$1,380,060,528	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$33,120,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$21,516,000
Transfers to or from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 14, 2021 (inception) to September 30, 2021 except for the transfer from Level 3 to Level 1 of the Public Warrants, which started trading on an active market in May 2021.
The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and the fair value of the Public Warrants is based on their quoted market price as of September 30, 2021. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in option pricing and simulation models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock assumption based on the implied volatility of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury constant maturity rate on the issuance date for a maturity similar to the expected remaining life of the warrants.
The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

September 30, 2021
Exercise price	$11.50
Class A common share value	$9.75
Term	5
Volatility	18.2%
Risk-free rate	1.54%

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the fair value of Level 3 derivative warrant liabilities for the three months ended September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at June 30, 2021	$26,949,330
Transfer out of Public Warrants (change in levelling to Level 1)	0
Change in fair value of derivative warrant liabilities	(5,433,330)
Level 3 - Derivative warrant liabilities at September 30, 2021	$21,516,000

Unrealized gain on level 3 derivative warrant liabilities held at September 30, 2021	$5,433,330
The change in the fair value of Level 3 derivative warrant liabilities for the period from January 14, 2021 (inception) through September 30, 2021is summarized as follows:

Level 3 - Derivative warrant liabilities at March 19, 2021 (inception)	$—
Issuance of Public and Private Warrants	64,847,670
Transfer out of Public Warrants (change in levelling to Level 1)	(40,710,000)
Change in fair value of derivative warrant liabilities	(2,621,670)
Level 3 - Derivative warrant liabilities at September 30, 2021	$21,516,000

Unrealized Gain on level 3 derivative warrant liabilities held at September 30, 2021	$4,346,670

Note 9 — Restatement of Prior Period Financial Statements
During the course of preparing the quarterly report on Form 10-Q for the period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In September 2021, the SEC's staff addressed the treatment of redeemable shares issued by special purpose acquisition companies (“SPACs”) and objected to the historical accounting classification for such shares, notwithstanding the typical provisions in a SPAC’s charter providing that the company cannot redeem public shares that would cause the company’s net tangible assets to be less than US $5,000,001 following such redemptions. In accordance with this guidance, which relates to ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, due to the Company's charter provision which does not allow the Company to redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In the light of the guidance, the Company concluded that the threshold did not change the nature of the underlying shares as redeemable and thus the underlying shares would be required to be disclosed outside equity.
As a result, the Company has now concluded it was appropriate to restate its previous financial statements to classify all Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of this error was material.
The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of March 19, 2021
Class A common shares subject to possible redemption	$1,265,306,860	$114,693,140	$1,380,000,000
Number of Class A common shares subject to possible redemption	126,530,686	11,469,314	138,000,000
Class A common shares - $0.0001 par value	$1,147	$(1,147)	$0
Number of Class A common shares non-redeemable	11,469,314	(11,469,314)	0
Additional paid-in-capital	$7,295,095	$(7,295,095)	$0
Accumulated Deficit	$(2,299,686)	$(107,396,898)	$(109,696,584)

Balance Sheet as of March 31, 2021
Class A common shares subject to possible redemption	$1,261,542,990	$118,457,010	$1,380,000,000
Number of Class A common shares subject to possible redemption	126,154,299	11,845,701	138,000,000
Class A common shares - $0.0001 par value	$1,185	$(1,185)	$0
Number of Class A common shares non-redeemable	11,845,701	(11,845,701)	0
Additional paid-in-capital	$11,058,927	$(11,058,927)	$0
Accumulated Deficit	$(6,063,553)	$(107,396,898)	$(113,460,451)

Balance Sheet as of June 30, 2021
Class A common shares subject to possible redemption	$1,261,637,730	$118,362,270	$1,380,000,000
Number of Class A common shares subject to possible redemption	126,163,773	11,836,227	138,000,000
Class A common shares - $0.0001 par value	$1,184	$(1,184)	$0
Number of Class A common shares non-redeemable	11,836,227	(11,836,227)	0
Additional paid-in-capital	$10,964,188	$(10,964,188)	$0
Accumulated Deficit	$(5,968,817)	$(107,396,898)	$(113,365,715)

Statement of Operations for the period ended March 31, 2021
Basic and diluted weighted-average Class A common stock outstanding	126,530,686	(103,231,985)	23,298,701
Basic and diluted net income per Class A share of common stock	$0	$(2.46)	$(2.46)
Basic and diluted weighted-average non-redeemable common stock outstanding	33,145,471	(7,483,133)	25,662,338
Basic and diluted net income per non-redeemable share of common stock	$(0.18)	$(2.28)	$(2.46)

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted-average Class A common stock outstanding	126,154,299	11,845,701	138,000,000
Basic and diluted net income per Class A share of common stock	$0	$0	$0
Basic and diluted weighted-average non-redeemable common stock outstanding	46,345,701	(11,845,701)	34,500,000
Basic and diluted net income per non-redeemable share of common stock	$0	$0	$0

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the period ended June 30, 2021
Basic and diluted weighted-average Class A common stock outstanding	126,197,728	(40,769,157)	85,428,571
Basic and diluted net income per Class A share of common stock	$0	$(1.04)	$(1.04)
Basic and diluted weighted-average non-redeemable common stock outstanding	40,798,957	(10,349,552)	30,449,405
Basic and diluted net income per non-redeemable share of common stock	$(0.15)	$(0.89)	$(1.04)

Statement of Changes in Stockholders' Equity for the Period from January 14, 2021 (Inception) through March 31, 2021
Sale of units in initial public offering, less allocation to derivative warrant liabilities	$1,341,015,000	$(1,341,015,000)	$—
Offering costs, net of reimbursement from underwriters	$(75,170,778)	$75,170,778	$—
Common stock subject to possible redemption	$(1,261,542,990)	$1,261,542,990	$—
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	$—	(6,758,880)	$(6,758,880)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	$—	(107,396,898)	$(107,396,898)

Statement of Changes in Stockholders' Equity for the three months ended June 30, 2021
Common stock subject to possible redemption	$(94,740)	$94,740	$—

Statement of Changes in Stockholders' Equity for the period from January 14, 2021 (Inception) through June 30, 2021
Sale of units in initial public offering, less allocation to derivative warrant liabilities	$1,341,015,000	$(1,341,015,000)	$—
Offering costs, net of reimbursement from underwriters	$(75,170,778)	$75,170,778	$—
Common stock subject to possible redemption	$(1,261,637,730)	$1,261,637,730	$—
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	$—	(6,758,880)	$(6,758,880)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	$—	(107,396,898)	$(107,396,898)
Note 10 — Subsequent Events
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
Results of Operations
Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to prospective business combination candidates. There can be no assurance that our plans to complete a Business Combination will be successful.
For the three months ended September 30, 2021, we had net income of approximately $12.3 million, which consisted of a loss from operations of approximately $0.8 million, a non-operating income of approximately $13 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $19,000.  The loss from operations consisted of approximately $727,000 of general and administrative expenses and approximately $50,000 in franchise tax expense.
For the period from January 14, 2021 (inception) through September 30, 2021, we had net income of approximately $6.3 million, which consisted of a loss from operations of approximately $1.8 million, a non-operating expense of approximately $2.2 million for offering costs associated with derivative warrant liabilities, a non-operating income of approximately $10.2 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $60,000.  The loss from operations consisted of approximately $1.6 million of general and administrative expenses and approximately $140,000 in franchise tax expense.
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
The 34,500,000 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 21,733,333 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and the fair value of the Public Warrants is based on their quoted market price as of September 30, 2021.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, all 138,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.
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

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 4. Controls and Procedures

Restatement Background

In September 2021, the SEC's staff addressed the treatment of redeemable shares issued by SPACs and objected to the historical accounting classification for such shares, notwithstanding the typical provisions in a SPAC’s charter providing that the company cannot redeem public shares that would cause the company’s net tangible assets to be less than US $5,000,001 following such redemptions (“SEC Staff Statement”). In accordance with this guidance, which relates to ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity due to the Company's charter provision which does not allow the Company to redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In light of the guidance, the Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus the underlying shares would be required to be disclosed outside permanent equity. As a result, our management and our audit committee, after consultation with our independent registered public accounting firm, concluded it is appropriate to restate the Company's previous financial statements to classify all Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of the Company's Initial Public Offering and in accordance with ASC 480, as discussed in Note 9 to the interim financial statements (the “Restatement”). The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was material.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and principal financial officer has concluded that during the period covered by this report and solely due to the events that led to the Restatement, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting.

Remediation of Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements as described above.

In response to this material weakness, we are evaluating what actions to take to further enhance our processes to identify and appropriately apply applicable accounting requirements in the preparation of our financial statements, which are still in progress. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. We continue to make progress in having increased communication and involvement among our personnel, our sponsor and third-party professionals with whom we consult and depend upon regarding the application of complex accounting standards. The elements of our plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting
Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on March 18, 2021, other than as set forth below.

Due to the events that led to the restatement of our previous financial statements discussed in Note 9 to the interim financial statements contained in Part I, Item 9 of this Form 10-Q report, we determined that as of September 30, 2021 there was a material weakness in our internal control over financial reporting and that, as a result, our disclosure controls and procedures were not effective as of such date. If we are unable to develop and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the SEC Staff Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued financial statements as of March 19, 2021 and for the quarters ended March 31, 2021 and June 30, 2021. As part of such process, we identified a material weakness in our internal controls over financial reporting. In addition, management, along with our principal executive and financial officer, have concluded that the Company’s disclosure controls and procedures related to this matter were not effective as of September 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

KKR ACQUISITION HOLDINGS I CORP.

By:	/s/ Glenn Murphy
Name:	Glenn Murphy
Title:	Chief Executive Officer