Form 10-K
period 2021-12-31
KKR Acquisition Holdings I Corp.
filed 2022-03-31
CIK 1843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
KKR ACQUISITION HOLDINGS I CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40225	86-1506732
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)
30 Hudson Yards, Suite 7500
New York, NY  10001
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
.Yes  ☐   No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
.Yes  ☐   No   ☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price on that date of $9.82 on the New York Stock Exchange, was approximately $1,355,160,000.
As of March 25, 2022, 138,000,000 shares of Class A common stock, par value $0.0001 and subject to possible redemption, and 34,500,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

KKR ACQUISITION HOLDINGS I CORP.
Annual Report on Form 10-K

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to KKR Acquisition Holdings I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of this report and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

SUMMARY RISK FACTORS

The following is a summary of the risk factors associated with investing in our securities. You should read this summary together with a more detailed description of these risks in the "Risk Factors" section of this report and in other filings that we make from time to time with the SEC. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•our ability to select an appropriate target business or businesses;
•our expectations around the performance of the prospective target business or businesses;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;
•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination;
•if we seek stockholder approval of our initial business combination, our Sponsor (as defined below), directors and executive officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;
•actual and potential conflicts of interest relating to our Sponsor;
•the ability of our public stockholders to exercise redemption rights for shares that they hold for cash may make our financial condition unattractive to potential business combination targets and may make it difficult for us to enter into a business combination with a target;
•the ability of our public stockholders to exercise redemption rights with respect to a significant portion of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;
•the New York Stock Exchange may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
•our potential ability to obtain additional financing to complete our initial business combination;
•our pool of prospective target businesses;
•the ability of our officers and directors to generate a number of potential acquisition opportunities;

•because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering (as defined below), our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless;
•our public securities’ potential liquidity and trading;
•our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the coronavirus (COVID-19) pandemic and geopolitical events in Russia and Ukraine;
•the lack of a market for our securities;
•the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
•the Trust Account not being subject to claims of third parties;
•our financial performance; or
•the other risks and uncertainties discussed below in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I.

Item 1. Business.
Introduction
We are a Delaware-incorporated blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.
Company History
In January 2021, the Company was formed by KKR Acquisition Sponsor I LLC, a Delaware limited liability company (our “Sponsor”). As of March 10, 2022, our Sponsor owned 34,373,500 of the 50,000,000 Class B common stock shares outstanding.
On March 19, 2021, we consummated our initial public offering (“Initial Public Offering”) of 138,000,000 units (the “Units” and with respect to the Class A common stock included in the Units, the “Public Shares”), including the exercise of the underwriters’ option to purchase 18,000,000 additional Units, at $10.00 per Unit, generating gross proceeds of approximately $1.4 billion, and incurring offering costs of approximately $77.4 million (net of reimbursement from underwriters of $13.8 million), of which $48.3 million was for deferred underwriting commissions. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant to purchase one share of Class A common stock. Each whole redeemable warrant entitles the holder to purchase one Public Share at a price of $11.50 per share (a “Public Warrant”).
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 21,733,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to our Sponsor, generating proceeds of $32.6 million. Upon the closing of the Initial Public Offering and the Private Placement, approximately $1.4 billion ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A common share at a price of $11.50 per share, subject to certain adjustments.
Since May 7, 2021, a holder of the Units may elect to separately trade the shares of Class A common stock and Public Warrants included in the Units. Any Units not separated will continue to trade on the New York Stock Exchange (“NYSE”) under the symbol “KAHC.U.” Any underlying shares of Class A common stock and Public Warrants that are separated will trade on the NYSE under the symbols “KAHC” and “KAHC WS,” respectively.
Our Sponsor
We are sponsored by KKR & Co. Inc., a Delaware corporation, (together with its subsidiaries, but excluding the Sponsor for purposes of this report, referred to as “KKR”) in partnership with Glenn Murphy, our Chief Executive Officer and Executive Chairman. We believe that the combined resources and expertise of KKR and Mr. Murphy will provide us a strong competitive advantage as we source, diligence and operate our future business combination, providing a differentiated value-creation opportunity for our shareholders. While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on our ability to identify, acquire and manage a business in the consumer or retail industries.
Mr. Murphy is a well-known consumer and retail industry veteran with more than 30 years of experience in senior leadership roles managing and investing in diverse businesses and brands and a history of partnering with KKR. Mr. Murphy’s industry expertise encompasses several categories, including apparel, health and beauty, food retail and hospitality. He currently serves as Chairman of the Board of Directors of Lululemon. He previously served as Chairman and CEO of Gap Inc. from 2007 to 2014. Before that, he held other senior leadership roles, including as Chairman of the Board of Directors and CEO of Shoppers Drug Mart. Most recently, he founded FIS Holdings, LTD., a high-impact consumer-focused investment firm that has made significant investments including Lululemon, Aimbridge Hospitality, Whole Foods Market and Bloomin’ Brands.
Founded in 1976, KKR is a leading global investment firm that manages multiple alternative asset classes including private equity, credit and real assets, with strategic partners that manage hedge funds. KKR aims to generate attractive investment returns for its investors by following a patient and disciplined investment approach, employing high-quality people, and driving growth and value creation with its portfolio companies. KKR invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business. KKR has four decades of private equity investing experience, and we believe that the combination of KKR’s industry knowledge, investment experience and operational expertise provides it with an edge in identifying and creating value in investment opportunities. KKR has access to significant opportunities for making investments as a result of its sizable capital base, global platform, and relationships with leading executives from major companies, commercial and investment banks, and other investment and advisory institutions. KKR & Co. Inc. is listed on The New York Stock Exchange (NYSE: KKR).
KKR has a strong track record of growth, demonstrated by its global footprint and range of funds and investment strategies and had approximately $471 billion assets under management as of December 31, 2021.
KKR is a world leader in private equity. KKR seeks to invest in industry-leading franchises and attract world-class management teams. KKR’s investment approach leverages its capital base, sourcing advantage, global network and industry knowledge. KKR also leverages a dedicated team of operating professionals, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders in the business community. In addition, KKR has developed a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders.
Though its operations span multiple continents and asset classes, KKR’s investment professionals are supported by an integrated and centralized global infrastructure including KKR Capstone, which assists with due diligence and helps identify and deliver sustainable operational performance improvements, KKR Global Macro and Asset Allocation, which assists with assessing the impact of macroeconomic factors on potential investments and helps identify market opportunities, KKR Capital Markets (“KCM”), which assists with optimizing the capital structure of investments and underwrites and arranges debt, equity and other forms of financing for both KKR portfolio companies and independent clients, and KKR Public Affairs, which together with the KKR Global Institute, provides insight into public policy, government and regulatory affairs, including experience working with key stakeholders, including labor unions, industry and trade associations and non-governmental organizations, and environmental, social, and governance (ESG) issues and opportunities.
We believe our access to the KKR platform will provide the potential to consider a variety of business combination opportunities, to access KKR’s pre-existing relationships and institutional knowledge during due diligence and the structuring, negotiation and execution of a business combination, to identify value creating strategies to augment growth following a business combination, and to enhance our ability to raise debt or equity capital in connection with or following a business combination.
An investment in us is not an investment in KKR, in any investment funds, vehicles and accounts advised, managed or sponsored by KKR ("KKR Funds"), in any other member of KKR, the KKR Funds and their affiliates (excluding the Sponsor and KKR portfolio companies, the "KKR Group") or in FIS Holdings, LTD and its affiliates (excluding the Sponsor, "FIS Holdings"). No employee of the KKR Group or FIS Holdings will be a member of our management team, even to the extent he or she is involved in our affairs, unless our board of directors expressly names such employee as an officer of the Company. Our Sponsor, KKR and FIS Holdings will not be providing investment advisory services to us, and we are not an investment advisory client of KKR, FIS Holdings or our Sponsor under the Investment Advisers Act of 1940.
Business Strategy
Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company in the public markets. While we will not be limited to a particular industry or geographic region, our acquisition and value creation strategy will be to identify, acquire and build a company in the consumer or retail industries and capitalize on the ability of Mr. Murphy and the KKR platform, where we believe a combination of our relationships, knowledge and experience has the potential to effect a positive transformation or augmentation of an existing business. Additionally, we believe that the strong reputation of Mr. Murphy and KKR, as well as their network of relationships, sourcing, diligence, valuation and execution capabilities, provide us with a competitive advantage as we pursue our future business combination.
•Proprietary sourcing network: We have access to KKR’s sourcing network: KKR has over four decades of experience identifying and investing behind investment themes, including major consumer trends, building on a wide range of capabilities, industry relationships, operating partners and an internal ecosystem of resources, including KKR’s network of corporate and sponsor relationships. We believe KKR’s reputation sets us apart in our discussions with target businesses, along with our ability to quickly execute transactions.
•Industry-leading executive team: Our leadership team has a powerful track record of creating innovative solutions while building businesses across diverse industries and geographies. Our Executive Chairman, Glenn Murphy, has over 30 years of experience as an innovative operator and investor in the consumer and retail industries and a history of successfully partnering with KKR. He has led transformational acquisitions, optimized supply chains and improved operating performance at industry-leading companies such as Gap Inc. and Shoppers Drug Mart, among others, and made successful investments in leading consumer and retail companies such as Lululemon, Aimbridge Hospitality, Whole Foods Market and Bloomin’ Brands. In addition to our management team, we expect to be able to augment our capabilities based on the specific circumstances of our combination target. Both Mr. Murphy and KKR have access to experienced executives whom we believe we would have the opportunity to engage with as necessary for a particular transaction.
•Extensive industry expertise: KKR has a multi-decade history of investing in the consumer and retail sector. Since its inception, KKR has completed leading transactions in consumer and retail companies that became publicly listed under KKR’s stewardship, including Safeway, Shoppers Drug Mart, Stop & Shop, Sealy, Dollar General, Sonos, National Vision, US Foods and Academy Sports & Outdoors. KKR has successfully completed many other transactions in the sector with companies that have remained private. We believe that this experience assists us in finding an opportunity in the rapidly growing intersection of industries within the consumer or retail consumer landscape. We believe our opportunities are further enhanced by Mr. Murphy’s diverse expertise across many consumer categories such as food, health and beauty and apparel and his track record in driving operational improvements, supply chain enhancements, omni-channel growth and successful acquisitions. Mr. Murphy has built a solid reputation as an engaged investor and Board member working directly with the CEOs and management teams of Lululemon, Serta Simmons Bedding and Aimbridge.
•Differentiated potential for value creation: We expect to benefit from the experience of Mr. Murphy to bring to our future business combination the expertise honed during his long history of driving profitable growth. In addition, we expect to have access to KKR’s various capabilities, including KKR Capstone, KKR Global Macro and Asset Allocation, KKR Public Affairs and the KKR Global Institute, to identify, execute and capitalize on a wide range of growth, operations and strategic opportunities. In particular, the KKR Capstone team, which assists with initial due diligence and has a focus on value creation and operational improvements post-transaction, is expected to be available to provide us with important expertise and insight into ways to augment our value creation process in areas such as growth, cost efficiency, capital productivity, talent, M&A support and technology/IT.
•Public and private market capabilities: We believe that KKR’s capital markets capabilities in public and private markets will complement Mr. Murphy’s operational experience in connection with sourcing and completing our initial business combination and following it. Through its KCM platform, KKR has extensive capabilities to underwrite and arrange public equity and investment grade and sub-investment grade debt or other form of financing, as well as to advise us on debt buy backs, refinancings, and other capital solutions. KCM has an extensive track record in taking KKR portfolio companies public, including in the consumer and retail sectors, as well as KCM’s proprietary relationships across the full spectrum of private and public investors.
Opportunity Overview
We believe that the consumer and retail landscape remains dynamic as demographics and consumer preferences continue to evolve and e-commerce continues to increase in importance. We believe this backdrop creates opportunities to invest in distinct brands and defensible business models where we can create value by improving operations and strategically re-investing in businesses to drive long-term growth. Some of the key investment themes we have been tracking are:
•Digital transformation and e-commerce adoption: We believe there will be a continued shift towards tech-enabled and digitally-sourced experiences, products, and content across the consumer ecosystem, with the effects of COVID-19 driving further acceleration in adoption and trial. We are looking to invest in sustainable business models where digital capabilities are market-leading or where increased investment in digital and e-commerce can unlock significant growth potential.
•Health and wellness: We believe that aging populations, growing millennial purchasing power, consumers taking control of their own health and the rising importance of sustainability are factors fueling what we see as a significant multi-decade trend in health and wellness.
•Value and premiumization: We believe that continued income disparity, combined with greater macroeconomic uncertainty, has put pressure on the consumer, which we see as benefiting companies that can deliver products and services to consumers at the lowest cost without sacrificing quality. At the same time, we believe that consumers are increasingly bifurcating their spending, buying value in one category while showing a willingness to pay for premium products and services in categories where they believe the premium is justified. In our view, brands stuck in the middle will cede share to companies that demonstrate the best value proposition to the increasingly discerning consumer.
•Experiences over things: We believe that consumers are continuing to direct their spending toward experiences at the expense of goods; this trend is particularly pronounced among millennial consumers, whose purchasing power continues to grow. While the COVID-19 pandemic has shifted spending patterns within this category as social distancing has necessarily limited spend on experiences, we expect the overarching theme to continue.

•Sustainability: We believe that consumer preferences increasingly extend beyond products and services to encompass sustainability considerations and demands. Proactive companies have been able to formulate a value-add ESG strategy aimed at ensuring long-term resilience of the business and lowering potential operational and reputational risks. In some cases ESG practices have become a key product feature and brand differentiator. ESG considerations will be an integral part of our diligence process and, post combination, we expect we will continue to invest in ESG practices and aim to create shared value by leveraging our vast expertise and network.
Acquisition Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We expect to leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe have the following characteristics in the retail and consumer sectors:
•Market attractiveness: Segment-leading companies in growing markets that either hold significant market share or are poised to win market share through organic growth or by pursuing a consolidation strategy.
•Competitive differentiation: Companies that have sustainable competitive advantage through their brands, product or service offering and scale.
•Strong management: We seek to partner with industry-leading executives who are visionary, results-driven and aligned with our long-term value creation thesis. Mr. Murphy has in each one of his leadership roles attracted and retained world-class talent which will support our vision of long-term value creation.
•Will benefit from public markets: Companies that can benefit from having a public currency to accelerate their growth trajectory over the long term and will offer an attractive risk-adjusted return to our shareholders.
•Growth opportunities: Companies that can benefit from Mr. Murphy’s and KKR’s expertise in driving growth, organic and through acquisitions, international expansion, and entry in attractive adjacent categories. As he has done in a wide range of executive leadership capacities, Mr. Murphy will have the ability to partner with our combination target’s executive team to accelerate the strategic agenda and growth plan.
•Operational improvements: Companies that present an opportunity to improve operational efficiency by leveraging Mr. Murphy’s history of margin expansion and the potential to access KKR’s capabilities and global network to create value following our initial business combination.
•Complex transaction structures: Complex transaction structures where we can fully leverage KKR’s depth of expertise and differentiate our value-add potential, such as carve outs where KKR has extensive transaction experience.
•Controlled risk: Companies that we believe have the ability to adapt as opportunities and challenges arise and that have “multiple ways to win” where the key risks we are underwriting are execution-based rather than existential in nature.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.
Our Acquisition Process
In evaluating a potential target business, we expect to conduct a diligence review to determine a company’s quality and intrinsic value. Our review process may include, among other things, document reviews, financial analysis, accounting review, technology review, management meetings, and consultations with customers, competitors and industry experts as well as review of other information that will be made available to us.
While it is not a target area or focus of ours, we are not prohibited from pursuing an initial business combination with a company or business where our Sponsor, officers, directors or the Sponsor Participants (including KKR portfolio companies may be affiliated or have an interest). "Sponsor Participants" refers to, collectively, (i) the KKR Group and (ii) FIS Holdings and Glenn Murphy, and, individually, each a "Sponsor Participant". In the event we seek to complete our initial business combination with a company we are affiliated with, we, or a committee of independent directors, if required by applicable law or based upon the determination of our board of directors or a committee thereof will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders fairness opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view. See “Item 1A.

Risk Factors—We may engage in an initial business combination with one or more target businesses that have relationships with entities that our Sponsor, officers, directors or existing holders are affiliated with or otherwise have a commercial interest in, which may raise potential conflicts of interest.”
Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with either or both of the Sponsor Participants. The Sponsor Participants may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity or debt to any such parties, which may give rise to certain conflicts of interest.
Certain members of our management team and our independent directors directly or indirectly own our securities or may have other interests in an acquisition, and any such ownership or interests may create a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In addition, Paul Raether and Paula Campbell Roberts (two members of our board of directors) have other conflicts of interest due to their employment with KKR and KKR’s various arrangements with the Company as disclosed in this report. Further, each of our officers and directors, as well as our management, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
We currently do not have any specific targets for an initial business combination selected. Our Sponsor, officers and directors are regularly made aware of potential business combination opportunities, one or more of which we may desire to pursue. Each of our directors and officers presently has and in the future are expected to have additional fiduciary or contractual obligations to other entities pursuant to which you should expect that such officer or director will present a business combination opportunity to such other entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity.
Our Sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, our officers and directors have, and will have in the future, time and attention requirements to the Sponsor Participants, which will detract from time spent on our affairs. To the extent any conflict of interest arises between us and the Sponsor Participants (including, without limitation, arising as a result of certain of our officers and directors offering acquisition opportunities to the Sponsor Participants), the Sponsor Participants will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties, and we expect that such conflicts of interest will not be resolved in our favor.
Initial Business Combination
As required by the NYSE rules, our initial business combination is required to be approved by a majority of our independent directors. The NYSE rules also require that we must complete our initial business combination with one or more businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of the 80% of net assets test. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We may structure our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Other Considerations

As described above, KKR is a global investment management firm that manages multiple alternative asset classes for the KKR Funds. While each individual KKR Fund generally has limitations on its investment activities, the KKR Funds, collectively, can and do invest in a wide range of investment opportunities. In addition, subject to applicable law, including KKR’s obligations to the KKR Funds, there is no restriction on what KKR may invest in on its own behalf. KKR may also Sponsor, form or participate in, directly or indirectly, another blank check company that has strategies that mirror, overlap, or are similar to ours during the period in which we are seeking an initial business combination. Because of the breadth and scope of the KKR Group’s investment platform, including investments made or pursued by the KKR portfolio companies, you should be aware that there are significant potential conflicts of interest between us and the KKR Group. To the extent that any conflict of interest arises between us and the KKR Group, we expect that any such conflicts of interest will be resolved in favor of the KKR Group. As a result, we may be unable to source a suitable investment opportunity for the Company within 24 months of our Initial Public Offering or during any extended time that we have to consummate a business combination beyond 24 months as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an "Extension Period").
However, we believe that we should be able to find an investment opportunity that is suitable and attractive to us (and not suitable and attractive to the KKR Funds, KKR portfolio companies or to KKR itself), because we seek to acquire a company that has the capital structure and existing business operations and infrastructure, including the requisite management team and executive leadership, to go public immediately upon our acquisition. By contrast, KKR Funds with a private equity investment mandate (which we believe to be the most likely member of the KKR Group with which we would compete for investment opportunities), typically make investments in public companies to take them private or in private companies that do not desire or are not ready to be a public company at the time of such investment. As a result, we do not believe that the KKR Group’s right to pursue investment opportunities before us will prevent us from being able to consummate an initial business combination.
In addition, our officers and directors presently have, and in the future are expected to have additional, fiduciary and contractual duties to other entities (including the Sponsor Participants), including a duty to offer acquisition opportunities to the Sponsor Participants prior to offering them to us. Accordingly, you should expect that any investment opportunity that is or may be a suitable investment opportunity for either or both of the Sponsor Participants will first be presented to such Sponsor Participant before it is presented to us, if it is at all, and, if either or both of the Sponsor Participants decide to pursue the opportunity, in their sole discretion, the Company will be precluded from pursuing (or otherwise will not pursue) such opportunity, unless such Sponsor Participant, in its sole discretion, declines to pursue the opportunity or makes available to us a co-investment opportunity after the Sponsor Participant has taken its desired allocation of the investment. In addition, where the pursuit of a potential investment opportunity by the Company could have an adverse impact on the Sponsor Participants, we may decline to make such investment, even if it would otherwise represent an attractive opportunity for the Company. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to the Sponsor

Participants, as well as any corporate opportunity offered to any director or officer unless such opportunity is expressly offered in writing to such person solely in his or her capacity as a director or officer of our Company and is one that such director or officer has no duty (contractual or fiduciary) to offer to a Sponsor Participant. To the fullest extent permitted by law, no business opportunity will be deemed to be a potential corporate opportunity for us unless we would be permitted to undertake the opportunity under our amended and restated certificate of incorporation, we have sufficient financial resources to undertake the opportunity and the opportunity would be in line with our business.
Our Sponsor, officers, directors may, and the Sponsor Participants expect to, sponsor, form or participate in, directly or indirectly, other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies will present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams or investment strategies or targets.
In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior written consent of the Sponsor, which will require the unanimous written consent of the managers of the Sponsor, which means that any manager, solely taking into account his, her or its own interests and without regard to the interests of the Company, may determine that an investment opportunity should not be presented to us and they may instead determine to keep it for their own purposes.
The Sponsor Participants may, and, in the case of the KKR Group, is and in the future will continue to, be engaged in the business of investing and underwriting, arranging, syndicating or providing financial advisory services with respect to, various forms of debt, equity and other financial instruments, and they may seek (but are not obligated) to provide these services to our Company or a business we seek to acquire. In connection with these activities, the Sponsor Participants may invest in or extend credit to different parts of the capital structure of our Company or a business we seek to acquire. As a result, the Sponsor Participants may have interests that differ from or take actions that are directly adverse to us, our public stockholders or a business we seek to acquire, especially where the Company or underlying business is facing financial distress.
We engaged KCM, which is a registered broker-dealer subsidiary of KKR, to provide financial advisory services in connection with the Initial Public Offering, which services were independent from those provided by the underwriters. See “Conflicts of Interest” below and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
You should be aware that our Sponsor’s ownership of 20% of our issued and outstanding shares as of December 31, 2021 and the Private Placement Warrants that are exercisable for additional shares of our common stock, could create actual and significant conflicts of interest. You should also be aware that our Sponsor's ownership has a substantial dilutive impact on the value of our Class A common stock. Please see “Risk Factors—Risks Relating to the Post-Business Combination Company—The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us” and “—Risks Relating to Our Sponsor or Management Team—The nominal purchase price paid by our Sponsor for the Class B common stock may significantly dilute the implied value of the Public Shares in the event we consummate an initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our common stock to materially decline.” Our Sponsor’s ownership interests in our Class B common stock and Private Placement Warrants, as well as the other forms of compensation our Sponsor and its members’ affiliates, including the Sponsor Participants, are expected to receive from us, together, create significant actual and potential conflicts of interest. In particular, our Sponsor and its members’ affiliates, including the Sponsor Participants, will benefit more than our public stockholders from our completion of an initial business combination, and may benefit from an initial business combination even if other stockholders experience a loss. Accordingly, our Sponsor and its members’ affiliates, including the Sponsor Participants, have an incentive to take increased investment risk and to complete a transaction on terms that are less favorable to you—including by completing a transaction that may not generate sufficient value to overcome the dilutive impact of their expected ownership interests on your investment—in order to complete a transaction within the specified time period to avoid losing their investment.
Corporate Information
Prior to the completion of our initial business combination, our executive offices are located at 30 Hudson Yards, Suite 7500, New York, NY 10001 and our telephone number is (212) 750-8300. Our corporate website address is www.kkr-acqholdings.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares in the target business for shares of Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We currently take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.
Financial Position
With funds available for an initial business combination in the amount of $1,331,700,000 as of December 31, 2021, after taking into account approximately $48,300,000 of deferred underwriting commissions, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us if needed to complete a transaction.
Effecting Our Initial Business Combination
We are not presently engaged in any operations. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities, including from members of the KKR Group, in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various sources, including our Sponsor, as well as other sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public disclosures and know what types of businesses we are targeting. Our Sponsor, officers and directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, other than KCM, we may engage these firms, including one or more of the underwriters of the Initial Public Offering or one of their respective affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters of the Initial Public Offering may provide these services without additional compensation. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our Sponsor, officers, or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our Sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.
While it is not a target area or focus of ours, we are not prohibited from pursuing an initial business combination with a company or business where our Sponsor, officers, directors or the Sponsor Participants (including KKR portfolio companies) may be affiliated or have an interest. In the event we seek to complete our initial business combination with a company we are affiliated with, we, or a committee of independent directors, if required by applicable law or based upon the determination of our board of directors or a committee thereof, may, but are not required to, obtain an opinion from an independent investment banking firm or another independent firm that commonly renders fairness opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view. In such instances, depending on the nature of the transaction, Mr. Raether and Ms. Roberts may, in their sole discretion, recuse themselves, in their capacities as directors of our Company, from any communications or discussions involving a transaction with a company or business in which the KKR Group has a significant commercial interest, which could include equity, debt or other form of investment or interest. In addition, Mr. Murphy may, in his sole discretion, recuse himself, in his capacity as our Chief Executive Officer and Executive Chairman, from any communications or discussions involving a transaction with a company or business in which FIS Holdings has a significant commercial interest, which could include equity, debt or other form of investment or interest.
Depending on the nature of the transaction, the governing documents of the Sponsor Participants may also require, or the Sponsor Participants in their sole discretion may seek, the prior written consent of the investors or the advisory committee of the relevant fund or investment vehicle participating in the initial business combination. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or the interests of such Sponsor Participant and without regard to the interests of the Company. Additionally, depending on the nature of the transaction, the Sponsor Participants may be required to obtain the prior written consent of an independent party, or in their sole discretion may seek such consent, in connection with the consummation of a transaction between the Company and a company or business in which either or both of the Sponsor Participants have a significant commercial or other interest, which could include equity, debt or other form of investment or interest. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or the interests of such Sponsor Participant and without regard to the interests of the Company.
Each of our officers and directors presently has, and in the future are expected to have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which you should expect that such officer or director will present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under applicable law. See “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”
Selection of a Target Business and Structuring of our Initial Business Combination
As required by the NYSE rules, our initial business combination is required to be approved by a majority of our independent directors. The NYSE rules also require that we must complete our initial business combination with one or more businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on the relative valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.
If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the business combination involves more than one target business, the NYSE’s 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. There is no basis for our public stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and key employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to acquire multiple businesses. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination and cause us to depend on the marketing and sale of a limited number of products or services.
Post-Combination Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes
Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:
•We issue shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
•Any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
•the issuance or potential issuance of common stock will result in our undergoing a change of control.
The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:
•The timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;
•the expected cost of holding a stockholder vote;
•the risk that the stockholders would fail to approve the proposed business combination;
•other time and budget constraints of the Company; and
•additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.
Permitted Purchases of Our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, officers, advisors or their respective affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions prior to completion of our initial business combination.
The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity. Such redemptions, if any, will be made at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the event triggering the right to redeem, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of our initial business combination or a stockholder vote to approve an amendment to our amended and restated certificate of incorporation, as described above.
Manner of Conducting Redemptions in Conjunction with a Stockholder Vote on our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under the NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with such rules.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:
•conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.
Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:
•Conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination, subject to any greater or additional vote required by Delaware General Corporation Law (the "DGCL") or our amended and restated

certificate of incorporation. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders have agreed to vote their shares of Class B common stock and any shares of Class A common stock purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ (and their permitted transferees’) shares of Class B common stock, we would need only 51,750,000, or 37.5% (assuming all outstanding shares are voted), or 8,625,000, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 138,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.
Our amended and restated certificate of incorporation provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/

Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the Company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the Company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of the Initial Public Offering or during any Extension Period.
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the Initial Public Offering to complete our initial business combination. If we do not complete our initial business combination within such 24-month period or any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.
Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any shares of Class B common stock held by them if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period. However, if our Sponsor, officers or directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the allotted 24-month time period.
Our initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,584,884 of proceeds held outside the Trust Account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the Initial Public Offering have not executed, and will not execute, agreements with us waiving such claims to the monies held in the Trust Account.
In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor do we believe that our Sponsor has sufficient funds to satisfy its indemnity obligations as our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers, directors or members of our Sponsor or their respective affiliates, including the Sponsor Participants will indemnify us for claims by third parties including, without limitation, claims by vendors, stockholders and prospective target businesses.
In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.
We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor and its affiliates will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,584,884 as of December 31, 2021 from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from our Trust Account received by any such stockholder.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Alternatively, we may elect to redeem our Public Shares prior to such time, in which case we would not be required to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our Public Shares if we do not complete our business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination, or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation, and if We Fail to Complete Our Initial Business Combination.
The following table compares the redemptions and other permitted purchases of Public Shares that may take place in connection with the completion of our initial business combination and if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period.

	Redemptions in Connection with Our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation	Other Permitted Purchases of Public Shares by Us or Our Affiliates	Redemptions if We fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, or in the case of redemptions in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other material provision relating to stockholders’ rights or	If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares in privately negotiated transactions or in the open market prior to or following completion of our initial business	If we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will redeem all Public Shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the Trust Account (which is initially

	Redemptions in Connection with Our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation	Other Permitted Purchases of Public Shares by Us or Our Affiliates	Redemptions if We fail to Complete an Initial Business Combination
	pre-initial business combination activity, our public stockholders may redeem their Public Shares for cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per Public Share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding Public Shares, subject to the limitation that no redemptions will take place, if all of the redemptions would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed initial business combination.	combination. There is no limit to the prices that our Sponsor, directors, officers, advisors or their affiliates may pay in these transactions.	anticipated to be $10.00 per Public Share including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination or certain stockholder votes to amend our amended and restated certificate of incorporation will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our Public Shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation may give others with greater resources an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Conflicts of Interest
A member of our Sponsor is an affiliate of KKR. KKR is a global investment management firm that manages multiple alternative asset classes for the KKR Funds, which, collectively, can and do invest in a wide range of investment opportunities. In addition, subject to applicable law, including KKR’s obligations to the KKR Funds, there is no restriction on what KKR may invest in on its own behalf. Because of the breadth and scope of the KKR Group’s investment platform, including investments made or pursued by the KKR portfolio companies, there are significant potential conflicts of interest between us and the KKR Group.
The Sponsor Participants will be offered acquisition opportunities on a preferred basis. If either or both of the Sponsor Participants decide to pursue any such opportunity, we will be precluded from pursuing such opportunity. In addition, investment ideas generated within the Sponsor Participants, including by our officers or directors, may be suitable for both us and the Sponsor Participants, and you should expect that such investment ideas will be directed to the Sponsor Participants rather than to us. The Sponsor Participants have no duty to offer acquisition opportunities to us, or to otherwise share information or investment ideas with us, and in fact will often be prohibited from doing so, due to its fiduciary and contractual obligations to persons and entities other than us.
Each of our officers and directors presently has, and in the future are expected to have, additional fiduciary or contractual obligations to other entities (including the Sponsor Participants) pursuant to which we expect that such officer or director will present a business combination opportunity to such other entity before presenting it to us, if at all. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she then has fiduciary or contractual obligations (including the Sponsor Participants), he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity (including the Sponsor Participants). For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to the Sponsor Participants, as well as any corporate opportunity offered to any director or officer unless such opportunity is expressly offered in writing to such person solely in his or her capacity as a director or officer of our Company and is one that such director or officer has no duty (contractual or fiduciary) to offer to a Sponsor Participant. To the fullest extent permitted by law, no business opportunity will be deemed to be a potential corporate opportunity for us unless we would be permitted to undertake the opportunity under our amended and restated certificate of incorporation, we have sufficient financial resources to undertake the opportunity and the opportunity would be in line with our business.
The Sponsor Participants may, and, in the case of the KKR Group, is and in the future will continue to, be engaged in the business of investing and underwriting, arranging, syndicating or providing financial advisory services with respect to, various forms of debt, equity and other financial instruments, and they may seek (but are not obligated) to provide these services to our Company or a business we seek to acquire. In connection with these activities, the Sponsor Participants may invest in or extend credit to different parts of the capital structure of our Company or a business we seek to acquire. These and other activities may result in actual or apparent conflicts of interest.
We engaged KCM, which is a registered broker-dealer subsidiary of KKR, to provide financial advisory services in connection with the Initial Public Offering, which services were independent from those provided by the underwriters. We agreed to pay KCM customary fees in connection with the Initial Public Offering, which includes deferred compensation that is contingent on the completion of an initial business combination within the specified time period. The underwriters reimbursed us for any fee paid to date and have agreed to reimburse us for any other fee to be paid to KCM. As a result, there is no additional offering expense related to this fee. However, this engagement may present potential conflicts of interest because a portion of the fees payable are contingent on the consummation of an initial business combination, and because KCM is affiliated with a member of our Sponsor. We have entered into an access agreement with our Sponsor to provide or cause to be provided such services that our Sponsor will make available to us for our business operations until the completion of our initial business combination. Other than the access agreement, we do not have any other agreement, arrangement or understanding with our Sponsor to provide any services to us. We may in the future also engage service providers from the Sponsor Participants for services in connection with identifying and investigating potential targets for, and the consummation of, our business combination, and we may pay fees, including non-cash compensation, and reimburse expenses for any such services. Similarly, the Sponsor Participants may provide services to prospective acquisition targets, including in connection with or following an initial business combination with us, and may receive fees and other compensation and expense reimbursements in exchange for such services. Conflicts may arise from the Sponsor Participants’ provision of these services to us.
Moreover, we may seek to pursue an initial business combination with a company that is affiliated with our Sponsor, officers, directors or the Sponsor Participants (including KKR portfolio companies). In addition, in order to help finance an initial business combination, the Sponsor Participants may also (but are not obligated to) enter into financing arrangements with us. Such financing arrangements may provide the Sponsor Participants with certain rights that might be detrimental to our equity holders, including our public stockholders, as well as those of the business we seek to acquire.
In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior written consent of the Sponsor, which will require the unanimous written consent of the managers of the Sponsor, which means that any manager, solely taking into account his, her or its own interests and without regard to the interests of the Company, may determine that an investment opportunity should not be presented to us and they may instead determine to keep it for their own purposes.
Facilities
Prior to the completion of any business combination, our executive offices are located at 30 Hudson Yards, Suite 7500, New York, NY 10001 and our telephone number is (212) 750-8300. We expect our executive office to change following the completion of our initial business combination. We consider our current office space adequate for our current operations prior to the completion of our initial business combination.
Employees
We currently have one officer. Mr. Murphy is not obligated to devote any specific number of hours to our matters but he intend to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We have registered our Units, Class A common stock and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, generally accepted accounting principles in the United States of America (“GAAP”), or international financial reporting standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board in the United States (“PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed timeframe. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Investing in our securities involves risk. Persons investing in our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Our business, financial condition or results of operations could also be materially and adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. In any such case, the trading price of our securities could decline and you may lose all or part of your original investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.
Risks Relating to Our Identification of a Business Combination Target and Consummation of a Business Combination Transaction
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our Public Shares do not approve of the initial business combination we complete. Please see the section “Item 1. Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Pursuant to the letter agreement, our initial stockholders (and their permitted transferees) have agreed to vote their Class B common stock, as well as any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ (and their permitted transferees’) Class B common stock, we would need only 51,750,000, or 37.5% (assuming all outstanding shares are voted), or 8,625,000, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 138,000,000 Public Shares outstanding as of December 31, 2021 to be voted in favor of an initial business combination in order to have our initial business combination approved. Our initial stockholders (and their permitted transferees) own shares representing 20% of our outstanding shares of common stock as of December 31, 2021. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.
Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. The number of shares submitted for redemption also impacts the extent of dilution that you will experience as a result of our Sponsor’s ownership of our Class B common stock and Private Placement Warrants. The more shares that are redeemed, the greater the dilution will be on a per-share basis for stockholders that do not redeem.
In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, and may result in substantial dilution to purchasers of our Class A common stock. The effect of this dilution will be greater for stockholders who do not redeem. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute public stockholders. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, stockholders may incur a net loss on their investment in our Class A common stock. Please see “—Risks Relating to Our Sponsor or Management Team—Our Sponsor and its members’ affiliates, including the Sponsor Participants, may have incentives to take increased investment risk and to complete a transaction on terms that are less favorable to you in order to complete a transaction within the specified time period to avoid losing their investment” and “—Risks Relating to our Securities— The nominal purchase price paid by our Sponsor for the Class B common stock may significantly dilute the implied value of the Public Shares in the event we consummate an initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering or seek a stockholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, geopolitical tension and the other risks described herein. For example, the recent invasion of Ukraine by Russia, resulting sanctions on Russia by the United States, United Kingdom and European Union and volatility in the markets could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity, third-party financing being unavailable on terms acceptable to us or at all and adverse affects on any potential target business. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
We may face risks related to consumer and retail sector companies.
Business combinations with companies in the consumer and retail sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:
•    An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
•    An inability to manage rapid change, increasing customer expectations and growth;
•    An inability to build strong brand identity and improve customer satisfaction and loyalty;
•    Limitations on a target business’ ability to protect its intellectual property rights that could cause a loss in revenue and any competitive advantage;

•    A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
•    The high cost or unavailability of materials supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;
•    An inability to attract and retain customers;
•    An inability to license or enforce intellectual property rights on which our business may depend;
•    Any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
•    An inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;
•    Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute or services we perform;
•    Dependence of our operations upon third-party suppliers or service providers whose failure to perform adequately could disrupt our business;
•    Our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;
•    We may be subject to production-related risks which could jeopardize our ability to realize anticipated sales and profits;
•    Changes in the markets for consumer products affecting our customers could negatively impact customer relationships and our results of operations;

•    Our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition;
•    Competition for advertising revenue;
•    Competition for discretionary spending of customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
•    Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
•    An inability to recruit and retain senior talent;
•    Changes in demand, increases in inflation, supply chain disruptions, sanctions, fluctuating energy costs, difficulty forecasting financials and other impacts due to geopolitical events and conflict; and
•    Our inability to comply with governmental regulations or obtain governmental approval of our products.
Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the consumer sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic, other global events and the status of debt and equity markets.
In March 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.
The extent to which COVID-19 ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19, and its variants, and actions to contain the virus or treat its impact, among others. While vaccines for COVID-19 are widely available, there is no guarantee that any such vaccine will be durable, effective and widely accepted. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. For example, COVID-19 has resulted in labor and supply shortages and inflation which has materially impacted many of the businesses in the retail and consumer space.

In addition, our ability to coordinate as a team or to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.
Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Item 1. Business—Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire, including the Sponsor Participants. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may present closing risk by reducing the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our Trust Account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only $1,584,884 as of December 31, 2021 is available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $3,000,000 of such loans may be converted into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Marcum LLP, our independent registered public accounting firm, and the underwriters of the Initial Public Offering, have not executed, and will not execute, agreements with us waiving such claims to the monies held in the Trust Account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor do we believe that our Sponsor has sufficient funds to satisfy its indemnity obligations because its only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers, directors or members of our Sponsor or their respective affiliates, including the Sponsor Participants will indemnify us for claims by third parties including, without limitation, claims by vendors, stockholders and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.
The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $1,200,000,000, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $1,200,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
•restrictions on the nature of our investments; and
•restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:
•registration as an investment company;
•adoption of a specific form of corporate structure; and
•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our current and anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. However, there are recent efforts by litigants alleging that certain other special purpose acquisition companies qualify as investment companies due to their investments in short-term government securities and money market funds for over a year. If these actions are successful, our ability to complete an initial business combination would be negatively impacted and related regulatory burdens would be materially increased. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. It is possible that we will become subject to different or heightened rules or requirements promulgated by the SEC, and we may become subject to heightened or increased scrutiny by the SEC. For example, in March 2022 the SEC proposed rules and amendments regarding special purpose acquisition companies, shell companies and projections disclosure, as well as addressing the status of special purpose acquisition companies under the Investment Company Act. Compliance with, and monitoring of, applicable laws and regulations, may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time. In particular, it is possible that we may become subject to different or heightened rules or requirements, or face increased regulatory scrutiny, by the SEC. These changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

If we have not completed an initial business combination within 24 months from the closing of the Initial Public Offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our Trust Account.
If we have not completed an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering or the expiration of any Extension Period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption of Public Shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the end of the 24th month after the closing of the Initial Public Offering or the expiration of any Extension Period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, accountants, consultants etc.) or prospective target businesses and their affiliates. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We have not and do not expect to register the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and any such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
We have not and do not expect to register the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that within twenty (20) business days after the later of the first date on which the warrants are exercisable and the date on which the Company receives from any warrant holder a request for such registration, we will use our commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 45 business days following the filing of such registration statement and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if shares of our Class A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty (20) business days after the later of the first date on which the warrants are exercisable and the date on which the Company receives from any warrant holder a request for such registration.
If you exercise your Public Warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
There are circumstances in which the exercise of the Public Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 45th business day after the filing of such registration statement, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the filing of such registration statement, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the Public Warrants for redemption, under certain circumstances, warrant holders will be able to exercise their warrants on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (defined above) over the exercise price of the warrants by (y) the fair market value and (B) 0.361 per whole warrant, and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash.
For example, if the holder is exercising 875 Public Warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Pursuant to an agreement entered into concurrently with our Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which shares of our Class B common stock are convertible, the Private Placement Warrants, the shares of Class A common stock issuable upon exercise of the Private Placement Warrants held, or to be held, by them, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.
Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.
We will seek to complete an initial business combination with companies in the consumer and retail sectors, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Although we will conduct due diligence on a target business, we may fail to identify all material risks, including fraud, which could result in our effecting a business combination with a business that is ultimately less valuable than we anticipate, which could result in a material loss on your investment in us.
Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a material reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.
Although we intend to focus on identifying companies in the consumer and retail sectors, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Additionally, we may fail to identify all material risks associated with a target business, including fraud. See “—Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.” Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity and our independent directors require it or we are required by applicable law, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 362,000,000 and 15,500,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but are subject to adjustment, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.
The issuance of additional shares of common or preferred stock:

•may significantly dilute the equity interest of existing holders;
•may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination, which could dilute your equity interest.
Class B common stock will automatically convert into Class A common stock at the time of our initial business combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial business combination, the ratio at which Class B common stock shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all outstanding shares of common stock upon completion of the Initial Public Offering, plus (ii) all shares of Class A common stock and equity-linked securities issued, or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to our Sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. As a result, the equity interest of existing holders of Class A common stock could be significantly diluted.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.
In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Additionally, we have agreed to reimburse KKR for expenses it incurs on our behalf in connection with the search for target businesses and the negotiation, drafting and execution of any relevant agreements, disclosure documents and other instruments. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
We may engage in an initial business combination with one or more target businesses that have relationships with entities that our Sponsor, officers, directors or existing holders are affiliated with or otherwise have a commercial interest in, which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, officers and directors and their affiliates with other entities, including the Sponsor Participants, we may decide to acquire one or more businesses with which our Sponsor or one or more of our officers or directors or their affiliates is affiliated or has a commercial interest in. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Further, the Sponsor Participants may sponsor other blank check companies and they are not prohibited from sponsoring another blank check company that may invest in the retail and consumer sectors. Such entities will compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth under “Item 1. Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors.
Despite our agreement to obtain an opinion, if required by applicable law or based upon the decision of our board of directors or a committee thereof, from an independent investment banking firm or an independent accounting firm regarding the fairness to our Company from a financial point of view of an initial business combination with a businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. In addition, in such instances, depending on the nature of the transaction, Mr. Raether and Ms. Roberts may, in their sole discretion, recuse themselves, in their capacities as directors of our Company, from any communications or discussions involving a transaction with a company or business that is affiliated with the KKR Group. In addition, Mr. Murphy may, in his sole discretion, recuse himself, in his capacity as our Chief Executive Officer and Executive Chairman, from any communications or discussions involving a transaction with a company or business that is affiliated with FIS Holdings.
Depending on the nature of the transaction, the governing documents of the Sponsor Participants may also require, or the Sponsor Participants in their sole discretion may seek, the prior written consent of the investors or the advisory committee of the relevant fund or investment vehicle participating in the transaction. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or the interests of such Sponsor Participant and without regard to the interests of the Company. Additionally, depending on the nature of the transaction, the Sponsor Participants may be required to obtain the prior written consent of an independent party, or in their sole discretion may seek such consent, in connection with the consummation of a transaction between the Company and a company or business that is affiliated with either or both of the Sponsor Participants. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or the interests of such Sponsor Participant and without regard to the interests of the Company.
Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to any such parties, which may give rise to certain conflicts of interest.
We may engage one or more of our underwriters from the Initial Public Offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of our underwriters from the Initial Public Offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation and any fees we may pay such underwriter or its affiliate may be contingent on the completion of a business combination and may be paid in other than cash. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Since our Sponsor and its investors and our directors will lose their entire at-risk investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On January 25, 2021, our Sponsor paid $25,000, or approximately $0.001 per share, to cover certain of our offering costs in consideration for 28,750,000 Class B common stock. The number of shares of Class B common stock issued was determined based on the expectation that such shares would represent 20% of the outstanding shares after the Initial Public Offering. In February 2021, our Sponsor transferred 75,000 shares of Class B common stock to Ms. Ross and 15,000 shares of Class B common stock to Ms. Silten. On March 16, 2021, we effected a stock dividend of 5,750,000 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 34,500,000 shares of Class B common stock. In June 2021, our Sponsor transferred 25,000 shares of Class B common stock to Ms. Frank upon her appointment to the board. All of the Class B common stock will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 21,733,333 warrants at a price of $1.50 per warrant ($32,600,000 in the aggregate), which will also be worthless if we do not complete an initial business combination. Our initial stockholders (and their permitted transferees), have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their Class B common stock and Public Shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account.
As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•our inability to pay dividends on our common stock;
•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•other disadvantages compared to our competitors who have less debt.
We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
Of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, $1,380,000,000 will be available to complete our initial business combination and pay related fees and expenses (which includes up to $48,300,000 for the payment of deferred underwriting commissions).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:
•solely dependent upon the performance of a single business, property or asset, or
•dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instrument in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders (and their permitted transferees), who collectively beneficially own 20% of our common stock as of December 31, 2021, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholders. Our other stockholders are not parties to, or third-party beneficiaries of, these agreements and will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of Public Shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase Public Shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the Trust Account.

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination and, upon consummation of our initial business combination, our initial stockholders will have certain rights to designate individuals for nomination for election as directors.
Prior to our initial business combination, only holders of our Class B common stock will have the right to vote on the election of directors. Holders of our Public Shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B common stock may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our Company prior to the consummation of an initial business combination.
Further, pursuant to a registration and stockholder rights agreement, upon consummation of an initial business combination, our initial stockholders will be entitled to designate three individuals for nomination for election to our board of directors for so long as they continue to hold, collectively, at least 50% of the Class B common stock (or the securities into which such shares of Class B common stock convert) held by such persons on the date of the Initial Public Offering. Thereafter, such initial stockholders will be entitled to designate (i) two individuals for nomination for election to our board of directors for so long they continue to hold, collectively, at least 30% of the Class B common stock (or the securities into which such shares of Class B common stock convert) held by such persons on the date of the Initial Public Offering and (ii) one individual for nomination for election to our board of directors for so long they continue to hold, collectively, at least 20% of the Class B common stock (or the securities into which such shares of Class B common stock convert) held by such persons on the date of the Initial Public Offering. This may result in such holders having significant control over our business.

Our initial stockholders will hold a substantial interest in us and will control the appointment of our board of directors until consummation of our initial business combination. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
As of December 31, 2021 our initial stockholders (and their permitted transferees) owned shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, prior to our initial business combination, our initial stockholders have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our Public Shares have no right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a resolution passed by holders of a majority of the Class B common stock. As a result, holders of Class A common stock do not have any influence over the appointment of directors prior to our initial business combination. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We would include the same financial statement disclosure in connection with any tender offer documents. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy or tender offer rules and complete our initial business combination within the prescribed timeframe.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We identified a material weakness in our internal control over financial reporting solely related to our accounting for complex financial instruments and additional material weaknesses may be identified in the future. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In September 2021, the SEC's staff addressed the treatment of redeemable shares issued by special purpose acquisition companies and objected to the historical accounting classification for such shares, notwithstanding the typical provisions in a special purpose acquisition company’s charter providing that the company cannot redeem Public Shares that would cause the company’s net tangible assets to be less than US $5,000,001 following such redemptions (“SEC Staff Statement”). After consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued financial statements to classify all Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of the Company's Initial Public Offering. This change affected our financial statements as of March 19, 2021 and for the quarters ended March 31, 2021 and June 30, 2021 and was reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. As part of such process, we identified a material weakness in our internal controls over financial reporting. In addition, management, along with our principal executive and financial officer, have concluded that the Company’s disclosure controls and procedures related to this matter were not effective. For a discussion of management's consideration of the material weakness identified related to the Company's accounting treatment of its Class A common stock and related remediation efforts, see Part II, Item 9A. Controls and Procedures included in this report.
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
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had current liabilities of $2.7 million. Further, we expect to incur significant costs in pursuit of our business combination plans. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.
Risks Relating to the Post-Business Combination Company
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations, prospects and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses or materially impair our prospects. Even if our due diligence successfully identifies certain risks, unexpected or unknown risks, including instances of fraud, may arise or be discovered and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity or business, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a material reduction or total loss in the value of their shares. Such stockholders are very unlikely to have any remedy for such reduction or loss in value unless they are able to successfully claim that the reduction or loss was caused by the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an illegal material misstatement or omission.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Risks Relating to Our Sponsor or Management Team
Our Sponsor and its members’ affiliates, including the Sponsor Participants, may have incentives to take increased investment risk and to complete a transaction on terms that are less favorable to you in order to complete a transaction within the specified time period to avoid losing their investment.
Our Sponsor’s ownership as of December 31, 2021 was approximately 20% of our issued and outstanding shares and the Private Placement Warrants that are exercisable for additional shares of our common stock, which were collectively acquired for $32,625,000, could create actual and significant conflicts of interest. You should also be aware that this ownership interest has substantial dilutive impact on the value of our Class A common stock. It is not possible to quantify the extent of such dilution at this time, which will be impacted by a number of unknown factors, including without limitation the number of redemptions in connection with our initial business combination, which will magnify the dilutive impact of our Sponsor’s ownership interests, as well as certain rights that we may, in our discretion, grant to parties in connection with any financing necessary to complete our initial business combination. We must generate sufficient value from our initial business combination in order to overcome the dilutive impact of our Sponsor’s ownership interests, and there is no guarantee that we will be able to do so. Moreover, even if our initial business combination generates sufficient value to overcome this dilution, you will still bear the impact of this dilution as a cost. Additionally, our Sponsor may still realize substantial profits by virtue of its expected ownership interests in our Class B common stock and Private Placement Warrants—even if our initial business combination does not generate sufficient value to overcome the dilution you will experience and even if our post-combination business performs poorly—while you will experience a loss. Please see “ Risks Relating to Our Identification of a Business Combination Target and Consummation of a Business Combination Transaction —The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us” and “—Risks Relating to our Securities—The nominal purchase price paid by our Sponsor for the Class B common stock may significantly dilute the implied value of the Public Shares in the event we consummate an initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate a initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”
Our Sponsor’s ownership interests in our Class B common stock and Private Placement Warrants, as well as the other forms of compensation our Sponsor and its members’ affiliates, including the Sponsor Participants, are expected to receive from us, together, create significant actual and potential conflicts of interest. In particular, our Sponsor and its members’ affiliates, including the Sponsor Participants, will benefit more than you from our completion of an initial business combination, and may benefit from an initial business combination even if you experience a loss. Accordingly, our Sponsor and its members’ affiliates, including the Sponsor Participants, have an incentive to take increased investment risk and to complete a transaction on terms that are less favorable to you—including by completing a transaction that may not generate sufficient value to overcome the dilutive impact of their expected ownership interests on your investment—in order to complete a transaction within the specified time period to avoid losing their investment.
A member of our Sponsor and certain members of our board of directors are affiliated with the KKR Group, which could create potential conflicts of interest, including without limitation with our search for an initial business combination.
A member of our Sponsor is an affiliate of KKR. KKR is a global investment management firm that manages multiple alternative asset classes for the KKR Funds, including private equity, growth equity, infrastructure, real estate, energy, and leveraged and alternative credit, including leveraged loans, direct lending and private opportunistic credit. While each individual KKR Fund generally has limitations on its investment activities, the KKR Funds, collectively, can and do invest in a wide range of investment opportunities, in all or substantially all levels of a company’s capital structure, whether debt or equity (whether publicly traded or privately held), or in other assets, such as revenue streams, royalty rights and real property. In addition, subject to applicable law, including KKR’s obligations to the KKR Funds, there is no restriction on what KKR may invest in on its own behalf. KKR may also Sponsor, form or participate in, directly or indirectly, another blank check company that has strategies that mirror, overlap, or are similar to ours during the period in which we are seeking an initial business combination. Because of the breadth and scope of the KKR Group’s investment platform, including investments made or pursued by KKR portfolio companies, you should be aware that there are significant potential conflicts of interest between us and the KKR Group. To the extent that any conflict of interest arises between us and the KKR Group, you should expect that any such conflicts of interest will be resolved in favor of the KKR Group. As a result, you should be aware of the risk that we may be unable to source a suitable investment opportunity for the Company within 24 months from the closing of the Initial Public Offering or during any Extension Period.
Certain members of the KKR Group will be offered acquisition opportunities on a preferred basis. If any member of the KKR Group decides to pursue any such opportunity, you should expect that we will be precluded from pursuing that same opportunity. In addition, investment ideas generated within KKR, including by Mr. Raether and Ms. Roberts, may be suitable for both us and for a current or future member of the KKR Group, and you should expect that any such investment ideas will be directed to such current or future member of the KKR Group rather than to us. You should also expect that we will not be able to pursue such opportunity unless such current or future member of the KKR Group, in its sole discretion, declines to pursue the opportunity or makes available to us a co-investment opportunity after such member of the KKR Group has taken its desired allocation of the investment. No member of the KKR Group has any duty to offer acquisition opportunities to us, or to otherwise share information or investment ideas with us, and in fact will often be prohibited from doing so, due to its fiduciary and contractual obligations to persons and entities other than us.
In addition, where the pursuit of a potential investment opportunity by the Company could have an adverse impact on a member of the KKR Group (or KKR portfolio companies), we may decline to make such investment, even if it would otherwise represent an attractive opportunity for us. Members of the KKR Group may also take commercial steps or make investment decisions that are adverse to us.
While it is not a target area or focus of ours, we are not prohibited from pursuing an initial business combination with a company or business where our Sponsor, officers, directors or the Sponsor Participants (including KKR portfolio companies) may be affiliated or have an interest. In the event we seek to complete our initial business combination with a company we are affiliated with, we, or a committee of independent directors, if required by applicable law or based upon the determination of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders fairness opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view. In such instances, depending on the nature of the transaction, Mr. Raether and Ms. Roberts may, in their sole discretion, recuse themselves, in their capacities as directors of our Company, from any communications or discussions involving a transaction with a company or business in which a member of the KKR Group has a significant commercial interest, which could include equity, debt or other form of investment or interest.
In addition, depending on the nature of the transaction, the governing documents of certain members of the KKR Group may require, or the KKR Group in its sole discretion may seek, the prior written consent of the investors or the advisory committee of the relevant fund or investment vehicle participating in the transaction. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or the interests of such member of the KKR Group and without regard to the interests of the Company. Additionally, depending on the nature of the transaction, the KKR Group may be required to obtain the prior written consent of an independent party, or in its sole discretion may seek such consent, in connection with the consummation of a transaction between the Company and a company or business in which a member of the KKR Group has a significant commercial interest, which could include equity, debt or other form of investment or interest. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or the interests of such member of the KKR Group and without regard to the interests of the Company.
In order to help finance an initial business combination, members of the KKR Group may (but are not obligated to) enter into financing arrangements with us. Such financing arrangements may provide such members with certain rights that might be detrimental to our equity holders, including our public stockholders, as well as those of the business we seek to acquire. Members of the KKR Group may also co-invest with us in the target business at the time of our initial business combination, which may give rise to certain conflicts of interest.
We engaged KCM, which is a registered broker-dealer subsidiary of KKR, to provide financial advisory services in connection with the Initial Public Offering, and we have paid and will pay KCM substantial fees in connection with the Initial Public Offering, which include deferred compensation that is contingent on the completion of an initial business combination within the specified time period. We have entered into an access agreement with our Sponsor to provide or cause to be provided certain services that our Sponsor will make available to us for our business operations until the completion of our initial business combination. Other than the access agreement, we do not have any other agreement, arrangement or understanding with our Sponsor to provide any services to us. We may in the future also engage service providers from the KKR Group for services in connection with identifying and investigating potential targets for, and the consummation of, our business combination, and we may pay fees, including non-cash compensation, and reimburse expenses for any such services. Similarly, members of the KKR Group, including KCM, may provide services to prospective acquisition targets, including in connection with or following an initial business combination with us, and may receive fees and other compensation and expense reimbursements in exchange for such services. In addition, certain members of the KKR Group, including KKR proprietary balance sheet entities, may make loans to us or own a company that we seek to acquire, or otherwise invest in other positions that rank senior in preference to our common stock or the common stock of a company that we seek to acquire. These and other activities may result in actual or apparent conflicts of interest. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

We are not an investment advisory client of KKR, FIS Holdings or our Sponsor under the Investment Advisers Act, and we are not an investment company under the Investment Company Act.
Our Sponsor, KKR and FIS Holdings do not and will not provide any investment advice to us, and we are not an investment advisory client of KKR, FIS Holdings or our Sponsor under the Investment Advisers Act of 1940 (the “Advisers Act”). We are not a KKR Fund. This means that we are not entitled to the protections afforded to clients under the Advisers Act, and the Sponsor and the Sponsor Participants owe no fiduciary duties to us under the Advisers Act. In particular, our Sponsor and the Sponsor Participants have no fiduciary or other duties to present us with any prospective initial business combination opportunities or any information, investment strategies, opportunities or ideas known to them or developed or used in connection with their other investment activities, and, in certain cases, may be prohibited from doing so.
In addition, we are not an investment company under the Investment Company Act of 1940, and we are not entitled to the protections afforded to investment companies under that law.

We have limited or no rights to require support or services from our Sponsor or any Sponsor Participant.
Our Sponsor and the Sponsor Participants have no contractual or other obligations to present us with any prospective investment opportunities or any information, investment strategies, opportunities or ideas known to them or developed or used in connection with their other investment activities, and, in certain cases, they may be prohibited from doing so. As such, we will not have access to all of the prospective investment opportunities of which our Sponsor or the Sponsor Participants are or become aware. In addition, we do not have any management agreement or similar form of contractual services agreement with either of the Sponsor Participants. As a result, other than the limited written agreements that we have entered into with a Sponsor Participant as described below in "Item 13. Certain Relationships and Related Transactions, and Director Independence," the Sponsor Participants have no contractual or other obligation to provide any financial assistance, services, resources or employee support to us. The Sponsor Participants may, in their sole discretion, decline to provide services to us (including but not limited to our access to the KKR platform) at any time, including following an initial business combination. Following the initial business combination, if KKR were to make available to us any services (including our access to the KKR platform), that could involve significant time, resources or liability, and we would expect that KKR would first require that the Company enter into one or more definitive written agreements setting forth the terms of such services, including compensation to and indemnification of KKR for such services. For example, we expect that any future engagement of services with KKR Capstone or KCM will only be made through a definitive written agreement to be negotiated with us in the future. Following an initial business combination, our Sponsor is not expected to control our Company, and therefore we expect that any decisions to be made by the Company about such services will be determined by persons on the board of directors of the Company who are not affiliated with our Sponsor.

Upon completion of an initial business combination, our relationship with the Sponsor Participants may change materially, which may adversely impact our future operating results.
Upon the completion of our initial business combination, our relationship with the Sponsor Participants may change materially. After the lock-up on the Sponsor’s shares in us expires, our Sponsor will not be restricted from selling its entire ownership stake in our Company. In addition, the Sponsor Participants, other than any of our then-existing officers or directors, have no duty or obligation to spend any time on our affairs following the completion of an initial business combination, and may be financially motivated to devote their time to other affairs rather than to us. In addition, any of our officers or directors who are employed by a Sponsor Participant may resign upon completion of our initial business combination. We also intend to change the name of our Company upon completion of an initial business combination to a name that does not use “KKR” in it. In addition, neither the Sponsor nor any Sponsor Participant has any responsibilities or obligation to provide any support, services or assistance to us (including permitting our access to the KKR platform) following the initial business combination. Any support, services or assistance following the initial business combination from the Sponsor Participants will be subject to commercial arrangements entered into in connection with the initial business combination, and no assurances can be provided that any such arrangements will be entered into or on what terms those arrangements may take, including with respect to compensation. These decisions may adversely impact our future operating results.
You should not expect that we have any right to any investment opportunity that is or may be suitable for the Sponsor Participants, and you should expect that we will only be able to pursue an opportunity if the Sponsor Participants, in their sole discretion, decline to pursue it or make available to us a co-investment opportunity after such Sponsor Participant has taken its desired allocation of the investment.
The Sponsor Participants have no duty to offer acquisition opportunities to us, or to otherwise share information or investment ideas with us. As such, we have no right to any investment opportunity that either of Sponsor Participants source or are otherwise aware of, even if such investment opportunity is attractive to us. Additionally, no employee of the Sponsor Participants is obligated to source acquisition opportunities for us as part of his or her employment responsibilities at the Sponsor Participant. No employee of the Sponsor Participants shall be deemed to be a member of our management team, even to the extent he or she is involved in our affairs, unless our board of directors expressly names such employee as an officer of the Company.
Accordingly, you should expect that any investment opportunity that is or may be a suitable investment opportunity for either or both of the Sponsor Participants will first be presented to such Sponsor Participant before it is presented to us, if it is at all, and, if either or both of the Sponsor Participants decide to pursue the opportunity, in their sole discretion, the Company will be precluded from pursuing (or otherwise will not pursue) such opportunity, unless such Sponsor Participant, in its sole discretion, declines to pursue the opportunity or makes available to us a co-investment opportunity after the Sponsor Participant has taken its desired allocation of the investment. In addition, the Sponsor Participants invest in the consumer and retail industries, which may make it more difficult for us to source acquisition opportunities from them.
In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior written consent of the Sponsor, which will require the unanimous written consent of the managers of the Sponsor, which means that any manager, solely taking into account his, her or its own interests and without regard to the interests of the Company, may determine that an investment opportunity should not be presented to us and they may instead determine to keep it for their own purposes. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other corporate action that our public stockholders would find to be favorable.
The Sponsor Participants may invest in different levels of our capital structure or the capital structure of a business we seek to acquire.
The Sponsor Participants may, and, in the case of the KKR Group, is and in the future will continue to, be engaged in the business of investing and underwriting, arranging, syndicating or providing financial advisory services with respect to, various forms of debt, equity and other financial instruments, and they may seek (but are not obligated) to provide these services to our Company or a business we seek to acquire. In connection with these activities, the Sponsor Participants may invest in or extend credit to different parts of the capital structure of our Company or a business we seek to acquire. As a result, the Sponsor Participants may have interests that differ from or take actions that are directly adverse to us, our public stockholders or a business we seek to acquire, especially where the Company or the underlying business is facing financial distress. For example, in the event that we enter insolvency and either or both of the Sponsor Participants hold loans, bank debt or other positions that rank senior in preference to our common stock, the Sponsor Participants may recover amounts owed to them while the interests of public stockholders may be extinguished or substantially diluted. In addition, in connection with lending arrangements involving the Company or an acquisition target, the Sponsor Participants may seek to exercise their respective creditors’ rights under the applicable loan agreement or other document, which may be detrimental to our equity holders, including our public stockholders, as well as those of the business we seek to acquire.
We may engage service providers that provide more favorable terms to the Sponsor Participants.
We currently, and expect to, engage service providers (including attorneys and consultants) that also provide services to the Sponsor Participants. We intend to select these service providers based on a number of factors, including expertise and experience, knowledge of related or similar products, quality of service, reputation in the marketplace, relationships with the Sponsor Participants or others, and price. These service providers may have business, financial, or other relationships with the Sponsor Participants, including being a company that is substantially owned by them. These relationships may influence our selection of these service providers. In such circumstances, there may be a conflict of interest between us, on the one hand, and the Sponsor Participants (including their portfolio companies), on the other hand, if we determine not to engage or continue to engage these service providers. The service providers selected by us may enter into different arrangements with different recipients, and, as a result, the Sponsor Participants (or their portfolio companies) may receive discounts or other rebates or benefits that are not available to us.
We will pay and reimburse the Sponsor and the Sponsor Participants for certain fees and expenses, including as permitted by our access agreement with our Sponsor, related to identifying, investigating and completing an initial business combination and otherwise in connection with our business, which expenses may be allocated to us in the Sponsor Participants’ sole discretion. This could create a conflict of interest because the Sponsor Participants will be incentivized to allocate any such expenses to us, rather than to their other respective affiliates.
We will pay and reimburse the Sponsor and Sponsor Participants for certain fees and expenses related to identifying, investigating and completing an initial business combination and otherwise in connection with our business, including without limitation any expenses incurred in connection with pursuing an acquisition opportunity that was ultimately not consummated, as well as any expenses for research or related diligence from which we have benefited, regardless of whether or not such research or diligence is attributable to a particular investment opportunity or results in an initial business combination for us, or otherwise as contemplated by the access agreement with our Sponsor. The Sponsor Participants will allocate any such expenses to us in their sole discretion. For example, if expenses are incurred relating to pursuing an investment opportunity that is not ultimately consummated, and, the Sponsor Participant determines, in its sole discretion, that we pursued or might have pursued such investment opportunity, we will be responsible for some or all of such expenses, which shall be allocated to us in the Sponsor Participant’s sole discretion. As another example, if the Sponsor Participant bears expenses for general research or diligence, such as research or diligence related to the consumer and retail industries, and such research or diligence is shared with us, we will reimburse the Sponsor Participant for all or our share of any such expenses, which will be allocated to us in the Sponsor Participant’s sole discretion. Our audit committee will review and determine whether to approve all payments that were made to the Sponsor Participants pursuant to the rules and regulations of NYSE. The Sponsor Participants’ discretion to allocate expenses to us may result in actual or potential conflicts because the Sponsor Participants will have incentive to allocate expenses to us, rather than to their other respective affiliates.
Past performance by KKR and the KKR Funds, as well as our management team, directors and advisors, is not indicative of future performance of an investment in the Company or in the future performance of any business we may acquire.
Information regarding performance by, or businesses associated with, KKR and the KKR Funds, as well as our management team, directors, including Mr. Raether and Ms. Roberts, and advisors is presented for informational purposes only. Past experience and performance of KKR and the KKR Funds, or our management team, directors, including Mr. Raether and Ms. Roberts, or advisors is not indicative (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the performance of KKR, the KKR Funds, or our management team, directors, including Mr. Raether and Ms. Roberts, and advisors, as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. KKR, our management team, directors, including Mr. Raether and Ms. Roberts, and advisors have had no or limited past experience with blank check companies. An investment in us is not an investment in KKR, in any KKR Fund, or any other member of the KKR Group.
Past performance by FIS Holdings and Mr. Murphy is not indicative of future performance of an investment in the Company or in the future performance of any business we may acquire.
Information regarding performance by, or businesses associated with, FIS Holdings and Mr. Murphy, our Chief Executive Officer and Executive Chairman, is presented for informational purposes only. Past experience and performance of FIS Holdings and Mr. Murphy is not indicative (i) either of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the performance of FIS Holdings or Mr. Murphy as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. An investment in us is not an investment in FIS Holdings.
We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. Although our directors and officers have agreed to serve in their respective capacities until the earlier of the consummation by the Company of an initial business combination, the liquidation of the Company, or their removal, death or incapacity, they may not do so. The service of certain of our officers and directors, including Mr. Raether and Ms. Roberts, depends in part on their continued engagement with us (which, in certain cases, may depend on their continued employment with KKR). These arrangements are “at will” and thus can be terminated by either party at any time, including for reasons that may be unrelated to us. In addition, our Sponsor, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, Mr. Murphy, our Chief Executive Officer and Executive Chairman, is the Chief Executive Officer of FIS Holdings, a consumer-focused investment firm, while Mr. Raether and Ms. Roberts, both of whom serve on our board of directors, serve as a Partner and Managing Director of KKR, respectively.
Moreover, our officers and directors have fiduciary duties and other obligations, including expectations with respect to how they spend their time and attention, to other entities (including the Sponsor Participants). We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers, including Mr. Murphy. The unexpected loss of the services of Mr. Murphy or other of our directors or officers could have a material detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel, including Mr. Murphy, our Chief Executive Officer and Executive Chairman. The role of our key personnel, including Mr. Murphy, in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel, including Mr. Murphy, could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment, consulting or other agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the Company after the completion of our initial business combination only if they are able to negotiate employment, consulting or other agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our Sponsor, officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in other business endeavors for which he or she is entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs nor are they prohibited from sponsoring, or otherwise becoming involved with, or continuing their involvement with, any other blank check companies prior to us completing our initial business combination. In particular, certain of our directors are employed by KKR, which, among other things, is the investment manager to various private investment funds which make investments in, and otherwise own, securities or other interests of or relating to companies in industries we expect to target for our initial business combination. Such individuals may be financially motivated in pursuits other than in connection with their service to our Company.
Additionally, Mr. Murphy, our Chief Executive Officer and Executive Chairman, is also the Chief Executive Officer of FIS Holdings, a consumer-focused investment firm that invests in securities or other interests of or relating to companies in industries we expect to target for our initial business combination. As such, Mr. Murphy and any other individuals who are employed by the Sponsor Participants may be financially motivated to devote their time to other affairs rather than to us.
Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Officers and Corporate Governance—Officers and Directors.”
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.
In addition, our officers and directors presently have, and in the future are expected to have additional, fiduciary and contractual duties to other entities (including the Sponsor Participants), including a duty to offer acquisition opportunities to the Sponsor Participants prior to offering them to us. Accordingly, you should expect that any investment opportunity that is or may be a suitable investment opportunity for either or both of the Sponsor Participants will first be presented to such Sponsor Participant before it is presented to us, if it is at all, and, if either or both of the Sponsor Participants decide to pursue the opportunity, in their sole discretion, the Company will be precluded from pursuing (or otherwise will not pursue) such opportunity, unless such Sponsor Participant, in its sole discretion, declines to pursue the opportunity or makes available to us a co-investment opportunity after the Sponsor Participant has taken its desired allocation of the investment.
In addition, where the pursuit of a potential investment opportunity by the Company could have an adverse impact on the Sponsor Participants, we may decline to make such investment, even if it would otherwise represent an attractive opportunity for the Company. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to the Sponsor Participants, as well as any corporate opportunity offered to any director or officer unless such opportunity is expressly offered in writing to such person solely in his or her capacity as a director or officer of our Company and is one that such director or officer has no duty (contractual or fiduciary) to offer to a Sponsor Participant. To the fullest extent permitted by law, no business opportunity will be deemed to be a potential corporate opportunity for us unless we would be permitted to undertake the opportunity under our amended and restated certificate of incorporation, we have sufficient financial resources to undertake the opportunity and the opportunity would be in line with our business. For example, if an investment opportunity is suitable for both us and a Sponsor Participant, you should expect that the Sponsor Participant will pursue the opportunity and that we will be precluded from pursuing the same. As another example, to the extent that a company in which a Sponsor Participant has a significant commercial interest competes with our Company or a business that we seek to acquire, the Sponsor Participant will be permitted to take commercial steps or investment decisions taking solely into account the interests of such other company and without regard to our interests.
In addition, our Sponsor, officers, directors may, and the Sponsor Participants expect to, sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies will present additional conflicts of interest in determining whether to present business combination opportunities to us or to such other blank check company, particularly in the event there is overlap among the management teams or investment strategies or targets.
For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Officers and Corporate Governance —Officers and Directors,” “Item 10. Directors, Officers and Corporate Governance —Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or their affiliates (including the Sponsor Participants or KKR portfolio companies) from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors, officers or the Sponsor Participants (or KKR portfolio companies). We do not have a policy that prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities are expected to have conflicts between their interests and ours, from time to time.
In particular, the Sponsor Participants have invested, and may in the future invest, in companies within consumer and retail and other industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Sponsor Participants.
Risks Relating to Our Securities
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our Public Shares if we do not complete an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our Units are listed on the NYSE and shares of our Class A common stock and warrants trade separately on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

The nominal purchase price paid by our Sponsor for the Class B common stock may significantly dilute the implied value of the Public Shares in the event we consummate an initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our common stock to materially decline.
While our Units were sold at $10.00 each in our Initial Public Offering, our Sponsor paid only a nominal aggregate purchase price of $25,000 for the Class B common stock, or approximately $0.001 per share. As a result, the value of your Public Shares may be significantly diluted in the event we consummate an initial business combination. For example, the following table shows the public stockholders’ and Sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our initial business combination if at that time we were valued at $1,380,000,000, which is the amount we would have for our initial business combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our initial business combination. At such valuation, each of our ordinary shares would have an implied value of $8.00 per share, which is a 20% decrease as compared to the initial implied value per Public Share of $10.00.

Public Shares	138,000,000
Class B common stock	34,500,000
Total shares	172,500,000
Total funds in trust available for initial business combination (1)	$1,380,000,000
Implied value per share	$8.00
Public Stockholders’ investment per share (2)	$10.00
Sponsor’s investment per share (3)	$0.95

1.Does not take into account other potential impacts on our valuation at the time of the business combination, such as the value of our public and private warrants, the trading price of our Public Shares, the business combination transaction costs (including payment of $48,300,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects.
2.While the public stockholders’ investment is in both the Public Shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.
3.The Sponsor’s total investment in the equity of the company, inclusive of the Class B common stock and the Sponsor’s $32,600,000 investment in the Private Placement Warrants, is approximately $32,625,000.
While the implied value of our Public Shares may be diluted, the implied value of $8.00 per share would represent a significant implied profit for our Sponsor relative to the initial purchase price of the Class B common stock. Our Sponsor has invested an aggregate of approximately $32,625,000 in us in connection with the Initial Public Offering, comprised of the $25,000 purchase price for the Class B common stock and the $32,600,000 purchase price for the Private Placement Warrants. At $8 per share, the 34,500,000 Class B common stock would have an aggregate implied value of $276,000,000. As a result, even if the trading price of our ordinary shares significantly declines, our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares were as low as $0.95 per share and even if the Private Placement Warrants are worthless. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public stockholders who purchased their Units in the Initial Public Offering or secondary market could lose significant value in their Public Shares. Our Sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Class B common stock as our public stockholders paid for their Public Shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if

i.we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Class B common stock held by our Sponsor or such affiliates, as applicable, prior to such issuance ) (the "Newly Issued Price");
ii.the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions); and
iii.the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share;
then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 10 trading days within a 20 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.
In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 10 trading days within a 20 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of shares of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.
Our warrants and Class B common stock may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.
We issued Public Warrants to purchase 34,500,000 shares of our Class A common stock as part of the Units offered in the Initial Public Offering, and we issued 21,733,333 Private Placement Warrants. Our initial stockholders (and their permitted transferees) currently own an aggregate of 34,500,000 shares of Class B common stock. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, if our Sponsor makes any working capital loans, up to $3,000,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.
To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and Class B common stock may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.
The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us (except pursuant to the terms of the Private Placement Warrants), (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are entitled to registration rights.
Because each Unit contains one-fourth of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.
Each Unit contains one-fourth of one redeemable warrant. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless you purchase at least four Units, you will not be able to receive or trade a whole warrant. This is different from other companies similar to ours whose Units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to Units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 34,500,000 Public Warrants and 21,733,333 Private Placement Warrants, and determined that the warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging - Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the audited statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly financial results.
General Risk Factors
We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently formed company with limited operations and operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the valuations of business combination targets and the cost of our initial business combination, and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We and our service providers, including our trustee, may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. In the event our trustee is the subject of a cyber incident or attack which results in a loss of the trust proceeds, there may be no recourse for recovery from the Trust Account, and you will receive less proceeds than you would have received in the event we had failed to consummate an initial business combination within the specified period. Our Sponsor and the Sponsor Participants will not responsible for or liable to you for any such loss.
We are an emerging growth company within the meaning of the Securities Act, and take advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our Class A common stock held by non-affiliates equals or exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Our warrant agreement designates the Supreme Court of New York County in the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a judicial forum for disputes with our company that the warrant holders believe is favorable.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the Supreme Court of New York County in the State of New York or the United States District Court for the Southern District of New York, and (ii) that we and our warrant holders irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We and our warrant holders will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum.
Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than the Supreme Court of New York County in the State of New York or the United States District Court for the Southern District of New York (a “Foreign Action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the Supreme Court of New York County in the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions detailed in the warrant agreement (an “Enforcement Action”), and (y) having service of process made upon such warrant holder in any such Enforcement Action by service upon such warrant holder’s counsel in the Foreign Action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock will have the right to vote on the election of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation also incorporates provisions that substantially replicate anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.
Our amended and restated certificate of incorporation provides that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of the Company to the Company or our stockholders, (iii) action asserting a claim pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws (as amended or restated from time to time) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine of the laws of the State of Delaware; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, which already provides that such claims must be brought exclusively in the federal courts. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the exclusive forum for the resolution of any actions or proceedings asserting claims arising under the Securities Act. While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company will be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
Since only holders of our Class B common stock have the right to vote on the election of directors, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements.
Only holders of our Class B common stock have the right to vote on the election of directors. As a result, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•require a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
•require a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•require a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Due to our use of these exemptions, holders of our Class A common stock do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.
An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we are issuing in this offering, the allocation an investor makes with respect to the purchase price of a Unit between the share of Class A common stock and the one-fourth of one redeemable warrant to purchase one share of our Class A common stock included in each Unit could be challenged by the U.S. Internal Revenue Service (“IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units we are issuing in this offering is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances when purchasing, holding or disposing of our securities.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:
•higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•rules and regulations regarding currency redemption;
•complex corporate withholding taxes on individuals;
•laws governing the manner in which future business combinations may be effected;
•tariffs and trade barriers;
•regulations related to sanctions, customs and import/export matters;
•longer payment cycles and challenges in collecting accounts receivable;
•tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
•currency fluctuations and exchange controls;
•rates of inflation;
•cultural and language differences;
•employment regulations;
•data privacy;
•changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
•public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;
•crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•deterioration of political relations with the United States or other countries; and
•government appropriations of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 30 Hudson Yards, Suite 7500, New York, NY 10001. We entered into an access agreement with our Sponsor to license the “KKR” trademark in our name and materials and use of 30 Hudson Yards as our corporate offices, without payment of a fee, until the consummation of our initial business combination. We expect our executive office to change following the completion of our initial business combination. We consider our current office space adequate for our current operations prior to the completion of our initial business combination.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
.
Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the NYSE under the symbol “KAHC.U” on March 17, 2021. On May 7, 2021, our Class A common stock and Public Warrants began trading on the NYSE under the symbols “KAHC” and “KAHC.WS,” respectively. Each Unit includes one-fourth of one Public Warrant, and each whole Public Warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated March 16, 2021 which was filed with the SEC on March 18, 2021. Only whole Public Warrants will be issued on separation of Units, and only whole Public Warrants may be traded and be exercised for Class A common stock. The Public Warrants will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months after the closing of our Initial Public Offering. Our Public Warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

Holders

At March 10, 2022, there was 1 holder of record of our Units, 3 holders of record of our separately traded Class A common stock, and 3 holders of record of our separately traded Public Warrants.

Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On January 25, 2021, our Sponsor paid $25,000 to cover certain offering costs on our behalf in exchange for issuance of 28,750,000 Class B common stock. On March 16, 2021, we effected a stock dividend of 5,750,000 shares with respect to Class B common stock, resulting in an aggregate of 34,500,000 shares of Class B common stock outstanding. Our Sponsor agreed to forfeit up to 4,500,000 Founder Shares to the extent that the option to purchase the Over-Allotment Units was not exercised in full by the underwriters, so that the Class B common stock would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 19, 2021, the underwriters fully exercised their option to purchase the Over-Allotment Units; thus, these 4,500,000 shares of Class B common stock were no longer subject to forfeiture. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

In connection with the Initial Public Offering and the sale of Over-Allotment Units, we incurred offering costs of approximately $77.4 million (net of reimbursement from underwriters of $13.8 million), of which $48.3 million was for deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of an initial business combination, if consummated) and the Initial Public Offering expenses, approximately $1.4 billion of the net proceeds from our Initial Public Offering, the sale of Over-Allotment Units and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering, the sale of Over-Allotment Units and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview
We are a blank check company incorporated in Delaware on January 14, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We are an early-stage emerging growth company and, as such, subject to all of the risks associated with early stage and emerging growth companies. Our sponsor is KKR Acquisition Sponsor I LLC, a Delaware limited liability company (our “Sponsor”).
Our registration statement for our Initial Public Offering (the “Initial Public Offering”) became effective on March 16, 2021.  On March 19, 2021, we consummated our Initial Public Offering of through the issuance and sale of 138,000,000 units consisting of shares of our Class A common stock and one-fourth of one redeemable warrant to purchase one share of Class A common stock (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”) at a price of $10.00 per Unit, generating gross proceeds of approximately $1.4 billion, and incurring offering costs of approximately $77.4 million (net of reimbursement from underwriters of $13.8 million), of which $48.3 million was for deferred underwriting commissions. Each whole redeemable warrant entitles the holder to purchase one Public Share at a price of $11.50 per share (a “Public Warrant”).
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 21,733,333 warrants (the “Private Placement Warrants”) to our Sponsor at a price of $1.50 per Private Placement Warrant, generating proceeds of $32.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $1.4 billion ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a an initial business combination and (ii) the distribution of the Trust Account as described below.
If we are unable to complete an initial business combination within 24 months from the closing of the Initial Public Offering, or March 19, 2023 (as such period may be extended by our stockholders in accordance with the Certificate of Incorporation, the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Results of Operations
Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to prospective business combination candidates. There can be no assurance that our plans to complete an initial business combination will be successful.
For the period from January 14, 2021 (inception) through December 31, 2021, we had net income of approximately $2.7 million, which consisted of:
•a loss from operations of approximately $2.9 million;
•non-operating income of approximately $7.7 million for changes in fair value of derivative liabilities;
•income from investments held in the Trust Account of approximately $85,000;
•a non-operating expense of approximately $2.2 million for offering costs associated with derivative warrant liabilities.
The loss from operations consisted of approximately $2.7 million of general and administrative expenses and approximately $190,000 in franchise tax expense.
Liquidity and Capital Resources; Going Concern Considerations
As of December 31, 2021, we had investments held in the Trust Account of $1.4 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan from the Sponsor pursuant to a promissory note (see Note 4 to our audited financial statements contained elsewhere in this Annual Report on Form 10-K) (the "Promissory Note"), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note during 2021.
As of December 31, 2021, we had current liabilities of $2.7 million and approximately $1.6 million in our operating bank account. We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of the financial statements included in this report. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” our management has determined that if the Company is unsuccessful in consummating an initial business combination, the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. We have access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation date as stipulated in the certificate of incorporation. As of December 31, 2021, there were no amounts outstanding under any working capital loan (see Note 4 to our audited financial statements contained elsewhere in this Annual Report on Form 10-K). As of December 31, 2021, the Company had a $1.7 million payable outstanding to a related party of the Sponsor for the reimbursement of operating expenses incurred on behalf of the Company. Management further intends to close an initial business combination before the mandatory liquidation date.
We continue to evaluate the impact of both the COVID-19 pandemic and Russia's invasion of Ukraine and have concluded that the specific impact is not readily determinable as of December 31, 2021. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than a contingent obligation to pay the underwriters for our Initial Public Offering $48.3 million in the aggregate for deferred underwriting commissions.  The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480 and FASB ASC Topic 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
The 34,500,000 Public Warrants issued as part of the Units sold in connection with the Initial Public Offering and exercise of the over-allotment and the 21,733,333 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and the fair value of the Public Warrants is based on their quoted market price as of December 31, 2021.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, all 138,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.
Please refer to Note 2 to our audited financial statements contained elsewhere in this Annual Report on Form 10-K for further information on our accounting policies.
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
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we rely on exemptions that permit us to not (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation, among other things. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe that there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. government treasury obligations become negative, we may have less interest income available to us for payment of taxes, and a decline in the value of the assets held in the Trust Account could reduce the principal below the amount initially deposited in the Trust Account.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
KKR Acquisition Holdings I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of KKR Acquisition Holdings I Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 30, 2022

KKR ACQUISITION HOLDINGS I CORP.
BALANCE SHEET
December 31, 2021

Assets:
Current assets:
Cash	$1,584,884
Prepaid expenses	1,483,466
Total current assets	3,068,350
Prepaid expenses, less current portion	247,243
Investments held in Trust Account	1,380,085,256
Total Assets	$1,383,400,849

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$185,092
Accrued expenses	618,719
Franchise tax payable	190,187
Due to related party	1,667,702
Total current liabilities	2,661,700
Derivative warrant liabilities	57,102,670
Deferred underwriting commissions	48,300,000
Total liabilities	108,064,370

Commitments and Contingencies

Class A common stock subject to possible redemption, 138,000,000 shares issued and outstanding (at a redemption value of $10.00 per share)	1,380,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 34,500,000 shares issued and outstanding	3,450
Additional paid-in capital	—
Accumulated deficit	(104,666,971)
Total stockholders’ deficit	(104,663,521)
Total Liabilities and Stockholders’ Deficit	$1,383,400,849
The accompanying notes are an integral part of these financial statements.

KKR ACQUISITION HOLDINGS I CORP.
STATEMENT OF OPERATIONS

For the Period from January 14, 2021 (Inception) through December 31, 2021

General and administrative expenses	$2,720,852
Franchise tax expense	190,187
Loss from operations	(2,911,039)
Change in fair value of derivative warrant liabilities	7,745,000
Offering costs associated with derivative warrant liabilities	(2,189,290)
Income from investments held in Trust Account	85,256
Earnings before income taxes	2,729,927
Income tax expense	—
Net income	$2,729,927

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	112,909,091
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.77)
Basic and diluted weighted average shares outstanding of Class B common stock	32,566,761
Basic and diluted net income (loss) per share, Class B common stock	$(0.77)
The accompanying notes are an integral part of these financial statements.

KKR ACQUISITION HOLDINGS I CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	34,500,000	3,450	21,550	—	25,000
Excess of Fair Value Paid by Private Placement Warrant holders	—	—	—	—	6,737,330	—	6,737,330
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(6,758,880)	—	(6,758,880)
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(107,396,898)	(107,396,898)
Net Income	—	—	—	—	—	2,729,927	2,729,927
Balance - December 31, 2021	0	$0	34,500,000	$3,450	$0	$(104,666,971)	$(104,663,521)
The accompanying notes are an integral part of these financial statements.

KKR ACQUISITION HOLDINGS I CORP.
STATEMENT OF CASH FLOWS
For the Period from January 14, 2021 (Inception) through December 31, 2021

Cash Flows from Operating Activities:
Net income	$2,729,927
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,745,000)
Offering costs associated with derivative warrant liabilities	2,189,290
Income from investments held in Trust Account	(85,256)
Changes in operating assets and liabilities:
Prepaid expenses	(1,730,710)
Accounts payable	161,917
Accrued expenses	533,720
Franchise tax payable	190,187
Due to related party	1,667,702
Net cash used in operating activities	(2,088,223)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(1,380,000,000)
Net cash used in investing activities	(1,380,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(449,513)
Proceeds from notes payable to related party	449,513
Proceeds received from initial public offering, gross	1,380,000,000
Proceeds from issuance of Class B common stock	25,000
Proceeds received from private placement warrants	32,600,000
Reimbursement from underwriters	13,800,000
Offering costs paid	(42,751,893)
Net cash provided by financing activities	1,383,673,107

Net change in cash	1,584,884

Cash - beginning of the period	—
Cash - end of the period	$1,584,884

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary share subject to possible redemption	$114,155,778
Initial measurement of Public and Private Warrants	$64,847,670
Deferred underwriting commissions in connection with the initial public offering	$48,300,000
The accompanying notes are an integral part of these financial statements.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 14, 2021 ("Inception") through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, included in the Units sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

discussed in Note 5). All Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or to not vote at all. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value in the Trust Account will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, Targets and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources; Going Concern Considerations
As of December 31, 2021, the Company had investments held in the Trust Account of $1.4 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, a loan from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note during 2021.
As of December 31, 2021, the Company had current liabilities of $2.7 million and approximately $1.6 million in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern for at least one year from the issuance of the financial statements. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. As of December 31, 2021 there were no amounts outstanding under any working capital loan (see Note 4). Management further intends to close a Business Combination before the mandatory liquidation date.
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and the recent invasion by Russia of Ukraine and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulation of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it takes advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses from changes in fair value, and dividends and interest relating to these investments are included in Income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

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
The 34,500,000 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 21,733,333 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and the fair value of the Public Warrants is based on their quoted market price as of December 31, 2021.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, all 138,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

As of December 31, 2021
Gross Proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	$(38,985,000)
Class A common stock issuance costs	$(75,170,778)
Plus:
Accretion of carrying value to redemption value	$114,155,778
Contingently redeemable Class A common stock	$1,380,000,000
Stock-Based Compensation Expense
The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.
The Company’s Class B common stock were granted subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to these shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from Inception to December 31, 2021.
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
For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

The Company’s statement of operations includes a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. For purposes of calculating net income (loss) per share, the Company allocated the amount using a ratio reflective of the respective participation right and the weighted average of each class of common stock. The allocation for the period from Inception through December 31, 2021 also considered the accretion of temporary equity related to the Class A common stock.
The following table reflects the calculation of basic and diluted net loss per common share:

For the Period from January 14, 2021 (Inception) through December 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings (Losses) allocable to common stock subject to possible redemption
Allocation of net income (loss), including accretion of temporary equity	$(86,481,649)
Net income (loss) attributable to Class A common stock subject to redemption	$(86,481,649)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	112,909,091
Basic and diluted net income (loss) per Class A shares	$(0.77)

Class B common stock
Numerator: Earnings (Losses) allocable to Class B common stock
Allocation of net income (loss), including accretion of temporary equity	(24,944,202)
Net income (loss) attributable to Class B common stock	$(24,944,202)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	32,566,761
Basic and diluted net income (loss) per share, Class B common stock	$(0.77)

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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

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
The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 21,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $32.6 million.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $3.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
As of December 31, 2021, the Company had a $1.7 million payable outstanding to a related party of the Sponsor for the reimbursement of operating expenses incurred on behalf of the Company.
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
Note 6 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 138,000,000 shares of Class A common stock subject to possible redemption outstanding and classified as temporary equity.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

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
Note 7 — Warrants
As of December 31, 2021, the Company had 34,500,000 Public Warrants and 21,733,333 Private Placement Warrants outstanding.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$1,380,085,256	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$34,500,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$22,602,670
Transfers to or from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from Inception to December 31, 2021 except for the transfer from Level 3 to Level 1 of the Public Warrants, which started trading on an active market in May 2021.
The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and the fair value of the Public Warrants is based on their quoted market price as of December 31, 2021. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in option pricing and simulation models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock assumption based on the implied volatility of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury constant maturity rate on the issuance date for a maturity similar to the expected remaining life of the warrants.
The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 19, 2021	December 31, 2021
Exercise price	$11.50	$11.50
Class A common share value	$9.65	$9.74
Term	5	5
Volatility	21.0%	17.8%
Risk-free rate	1.87%	1.59%

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

The change in the fair value of Level 3 derivative warrant liabilities for the period from Inception through December 31, 2021is summarized as follows:

Level 3 - Derivative warrant liabilities at March 19, 2021 (inception)	$—
Issuance of Public and Private Warrants	64,847,670
Transfer out of Public Warrants (change in levelling to Level 1)	(40,710,000)
Change in fair value of derivative warrant liabilities	(1,535,000)
Level 3 - Derivative warrant liabilities at December 31, 2021	$22,602,670

Unrealized Gain on level 3 derivative warrant liabilities held at December 31, 2021	$3,260,000

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 9 — Income Taxes
The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$22,036
Start Up Costs	571,379
Total deferred tax assets	593,415
Valuation allowance	(593,415)
Deferred tax assets, net of valuation allowance	$—
As of December 31, 2021, the Company had available U.S. federal operating loss carry forwards of approximately $104,931, which may be carried forward indefinitely.
The income tax provision for the period from January 14, 2021 ("Inception") through December 31, 2021, consists of the following:

For the Period from January 14, 2021 (inception) through December 31, 2021
Federal
Current	$—
Deferred	(593,415)
State
Current	0
Deferred	0
Change in valuation allowance	593,415
Income tax provision	$—
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was $593,415.
A reconciliation of the U.S. federal income tax provision to the Company’s effective tax provision at December 31, 2021 is as follows:

December 31, 2021
Statutory U.S. Federal income tax	21.00%
Change in fair market value of warrant liabilities	(59.58)%
Non-deductible offering costs	16.84%
Change in valuation allowance	21.74%
Income tax provision	—%

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

The provision for income taxes as of December 31, 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to (i) the establishment of a full valuation allowance against the Company’s deferred tax asset, (ii) the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible or taxable for income tax purposes, and (iii) non-deductible offering costs.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 10 — Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

General

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

Previously Disclosed Restatement and Material Weakness

As disclosed in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K and further described below under "Internal Control Over Financial Reporting", we previously identified a material weakness in our internal control over financial reporting related to the classification of our Class A common stock and related restatement of the Company's previous financial statements to classify all Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of the Company's Initial Public Offering and in accordance with ASC 480, as discussed in Note 9 to the interim financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Restatement”).
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Annual Report on Form 10-K and solely due to the events that led to the Restatement, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting.

Internal Control Over Financial Reporting

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

In response to this material weakness, we have evaluated what actions to take to further enhance our processes to identify and appropriately apply applicable accounting requirements in the preparation of our financial statements, which are still in progress. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. We continue to make progress in having increased communication and involvement among our personnel, our Sponsor and third-party professionals with whom we consult and depend upon regarding the application of complex accounting standards. The elements of our plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Control over Financing Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting form due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.
Officers and Directors
Our officers and directors are as follows:

Name	Age	Position
Glenn Murphy	60	Chief Executive Officer & Executive Chairman
Paul Raether	75	Director
Paula Campbell Roberts	46	Director
Kimberly Ross	56	Director
Meghan Frank	45	Director
Stephanie Plaines	54	Director
Glenn Murphy has served as our Chief Executive Officer & Executive Chairman since January 2021. Since April 2017, Mr. Murphy has been a member of the board of directors of lululemon athletica inc., an athletic apparel retailer, and has served as non-executive chair of lululemon’s board of directors since August 2018. Mr. Murphy is the founder and chief executive officer of FIS Holdings, a consumer-focused investment firm. Prior to FIS Holdings, Mr. Murphy served as chairman and chief executive officer at The Gap, Inc. from 2007 until 2014. Prior to that, Mr. Murphy served as the chairman and chief executive officer of Shoppers Drug Mart Corporation, which was acquired by a consortium of institutional investors, including KKR Funds in 2000, from 2001 to 2007. Prior to leading Shoppers Drug Mart, he served as the chief executive officer and president for the retail division of Chapters Inc. Mr. Murphy started his career at Loblaws where he spent 14 years, and he holds a B.A. degree from the University of Western Ontario. Mr. Murphy is not employed by KKR. We believe that Mr. Murphy’s extensive consumer experience as a leading strategic operator make him well qualified to serve as a member of our board of directors.
Paul Raether has served as a member of our Board of Directors since January 2021. Mr. Raether is a Senior Advisory Partner at KKR. He joined KKR in 1980, became a Partner in 1986, and currently serves on two of three of KKR’s regional Portfolio Management Committees. Mr. Raether is not a member on any of KKR’s investment committees. Mr. Raether also serves on the board of directors of BrightView Holdings, which is a KKR portfolio company. He has played a significant role in numerous former KKR portfolio companies including Beatrice Companies, Cole National Corporation, Duracell, Fleet/Bank of New England, IDEX Corporation, KSL Recreation, Masonite International, PT Components, Randall’s Food Markets, RJR Nabisco, Seaman Furniture, Shoppers Drug Mart, Stop & Shop Companies, Storer Communications, Inc., Walter Industries and Wometco Enterprises. Prior to joining KKR, Mr. Raether served as an officer in the United States Navy and started his professional career in the Corporate Finance Department of Reynolds Securities. Previously, he was a Vice President in the Corporate Finance Department of Blyth Eastman Dillon & Company. He obtained a Bachelor of Arts from Trinity College and an M.B.A. from the Tuck School of Business at Dartmouth College. Mr. Raether serves as a director or trustee for several educational and non-profit institutions. He recently retired from the Board of Trinity College in Hartford, CT, after 25 years of service including the last 12 years as Chairman. He also serves as a Trustee of the Board of Advisors of the Tuck School of Business at Dartmouth College and the U.S. Ski and Snowboard Foundation. We believe that Mr. Raether’s significant investment experience make him well qualified to serve as a member of our board of directors.

Paula Campbell Roberts has been a director since March 2021. Since January 2017, Ms. Roberts has been a U.S. Consumer Economist, Managing Director and the Head of Global Consumer & Real Estate Macro & Thematic Investing (CREM). The CREM team partners with KKR’s global macro, real estate, consumer private equity and credit teams in driving the firm’s thematic investing efforts. Ms. Roberts is not a member on any of KKR’s investment committees. Prior to joining KKR, from July 2008 to December 2016, Ms. Roberts was an Executive Director at Morgan Stanley, where she managed coverage of the U.S. consumer sector, advised Fortune 500 Chief Executive Officers on their consumer strategy, and used big data to predict inflections in key sectors of the economy. Before Morgan Stanley, Ms. Roberts was a management consultant leading case teams and advising Fortune 500 companies at Bain & Co. Ms. Roberts earned her B.A. from Yale University and an MBA from Harvard Business School. Currently, Ms. Roberts serves on the boards of The Brearley School and the American Friends of Jamaica. Ms. Roberts is also a Lincoln Center Leadership Fellow. We believe that Ms. Roberts’ significant investment research experience make her well qualified to serve as a member of our board of directors.
Kimberly Ross has been a director since March 2021. Since June 2020, Ms. Ross has served as a non-executive director of Cigna Corporation and, since April 2018, she has served as a non-executive director of Nestlé S.A. From March 2020 to November 2020, she served as the Chief Financial Officer of WeWork (The We Company), a leading space-as-a-service platform. Before WeWork, from October 2014 to July 2017, she served as Senior Vice President and Chief Financial Officer of Baker Hughes Company, an international industrial service company. She previously served as Executive Vice President and Chief Financial Officer of Avon Products, a direct beauty and household sales company. Ms. Ross served as a director of Chubb, a property and casualty insurance company, from May 2014 to May 2020. She earned her BA in accounting from the University of South Florida. We believe that Ms. Ross' significant finance experience, as well as public company experience, make her well qualified to serve as a member of our board of directors.
Meghan Frank, has been a director since June 2021. Since November 2020, Ms. Frank has served as the chief financial officer of lululemon. She joined lululemon in 2016 as the senior vice president, financial planning and analysis, and is now responsible for leading the finance, tax, treasury, investor relations, asset protection, facilities, operations excellence, and strategy functions. Ms. Frank has over 20 years of experience within the retail industry, previously holding senior positions at Ross Stores and J. Crew. She earned her BA from Colgate University. Ms. Frank’s significant consumer and retail industry experience, as well as public company experience, make her well qualified to serve as a member of our board of directors.
Stephanie Plaines has been a director since January 2022. From March 2019 to November 2020, Ms. Plaines served as Executive Vice President and Chief Financial Officer of Jones Lange LaSalle Incorporated (JLL). Before JLL, Ms. Plaines was the US Retail CFO at Starbucks Corporation from 2017 to 2018. Ms. Plaines is an accomplished executive with more than 20 years of experience within the retail and consumer goods industry, previously holding senior financial positions of increasing responsibility at Walmart, Ahold-Delhaize, PepsiCo and UBS Corporation. Ms. Plaines currently serves as a director of Nielsen Holdings plc and is a member of the Audit Committee. She earned her BS in Finance from the University of Florida and MBA from the University of Texas at Austin. Ms. Plaines’s significant consumer and retail industry experience, as well as public company experience, make her well qualified to serve as a member of our board of directors.
Special Advisor

Bobbi Silten serves as a strategic advisor to our Board. Since July 2018, Ms. Silten has served as the managing director of the Shared Value Initiative, where she leads a global platform for leaders who find business solutions for societal challenges and work to build smarter business models. Before that, from September 2005 to May 2017, she worked at Gap Inc., most recently as Executive Vice President, Global Talent & Sustainability. Before Gap Inc. she worked at Levi Strauss & Co. from 1995 to 2005, and she served as President & Commercial General Manager, Dockers U.S. for over five years. She spent the first 11 years of her career in advertising and marketing. Ms. Silten earned her BA in social science from the University of California, Berkeley.
Number and Terms of Office of Officers and Directors
Our board of directors consists of six members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on the NYSE. As a result, we may not hold an annual meeting of stockholders until after we consummate our initial business combination. The term of office of the first class of directors, consisting of Mses. Ross and Plaines will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mses. Roberts and Frank, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Murphy and Raether, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Class B common stock. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B common stock may remove a member of the board of directors for any reason.
Pursuant to an agreement entered into concurrently with our Initial Public Offering, our Sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Independence and Controlled Company Exemption
Our board of directors consists of six directors, three of whom, Mses. Ross, Frank and Plaines, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.
Because our Sponsor and majority holder of our Class B common stock has more than 50% of the voting power for the election of directors, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these standards, a "controlled company" may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We currently utilize all three of these exemptions. See “Item 1A. Risk Factors—General Risk Factors—Since only holders of our Class B common stock have the right to vote on the election of directors, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements. ” In the event that we cease to be a “controlled company” and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.
Officer and Director Compensation
Other than with respect to compensation of our independent directors for their service in such capacity as described below, in no event will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor, officers or directors are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other cash compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our Sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. These fees will be disclosed to stockholders in accordance with applicable rules and regulations, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter, and in the case of the Audit Committee complies with the NYSE rules, was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.
Audit Committee

We have established an audit committee of the board of directors. Mses. Ross, Frank and Plaines serve as members of our audit committee, and Ms. Ross chairs the audit committee. All members of our audit committee meet the independent director standard under the NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that each of Mses. Ross, Frank and Plaines qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:
•assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;
•the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
•meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.
Compensation Committee
We have established a compensation committee of the board of directors. Mses. Ross, Roberts, Plaines and Frank and Mr. Murphy serve as members of our compensation committee and Ms. Ross chairs the committee. While the NYSE rules generally require that the compensation committee of a listed company must be comprised solely of independent directors, controlled companies are not required to have an all-independent compensation committee. Ms. Ross is independent and chairs the compensation committee and Ms. Frank is also independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:
•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;
•reviewing on an annual basis our executive compensation policies and plans;
•implementing and administering our incentive compensation equity-based remuneration plans;
•assisting management in complying with our proxy statement and annual report disclosure requirements;
•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•if required, producing a report on executive compensation to be included in our annual proxy statement; and
•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. Messrs. Murphy and Raether and Mses. Frank and Ross serve as members of our nominating and corporate governance committee. While the NYSE rules generally require that the nominating and corporate governance committee of a listed company must be comprised solely of independent directors, controlled companies are not required to have an all-independent nominating and corporate governance committee. Mses. Ross and Frank are independent, and Mr. Murphy chairs the nominating and corporate governance committee.
We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:
•identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
•developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and
•reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
Director Nominations
Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our Class A common stock do not have the right to recommend director candidates for nomination to our board.
Compensation Committee Interlocks and Insider Participation
During 2021 Mr. Murphy served as a member of our compensation committee. Further Mr. Murphy is a director of lululemon and Ms. Frank is an executive officer of lululemon and a member of our board of directors and the compensation committee.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, a copy of which is available on our website. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.
Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website.

Communications to the Board of Directors

The independent members of our Board of Directors will meet regularly. At each meeting of the independent members, the independent directors will choose a director to lead the meeting. All interested parties, including any stockholder, may send communications to the independent members of our Board of Directors by writing to: KKR Acquisition Holdings I Corp., 30 Hudson Yards, New York, New York 10001.
Conflicts of Interest
Potential investors should also be aware of the following other potential conflicts of interest:
•None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, will have conflicts of interest in allocating his or her time among various business activities.
•In the course of their other business activities, our officers and directors are likely to become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management will have significant conflicts of interest in determining to which entity a particular business opportunity should be presented, and, in certain circumstances, they will be presented to entities other than the Company first. In addition, our Sponsor and its affiliates and our officers and directors are not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.
•Our initial stockholders (and their permitted transferees) have agreed to (i) waive their redemption rights with respect to their shares of our common stock in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their shares of our common stock in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Class A common stock if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Class B common stock if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, although they will be entitled to liquidated distributions from the Trust Account with respect to any Class A common stock they hold if we fail to complete our initial business combination within the prescribed timeframe. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, shares of Class B common stock will not be transferable or assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and certain of our officers and directors directly or indirectly own common stock and warrants of the Company, certain of our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
•Our officers and directors will have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.
•Our Sponsor, officers or directors will have a conflict of interest with respect to evaluating a business combination and financing arrangements to the extent we obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $3,000,000 of such loans may be converted into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.
The conflicts described above may not be resolved in our favor.
The general rule regarding the obligations of officers and directors of a corporation incorporated under the laws of the State of Delaware will not apply to us. In general, for other Delaware corporation, its officers and directors would be required to present business opportunities to a corporation if:
•the corporation could financially undertake the opportunity;
•the opportunity is within the corporation’s line of business; and
•it would not be fair to our Company and its stockholders for the opportunity not to be brought to the attention of the corporation.

As a result of multiple business affiliations, our officers and directors may have these or similar legal obligations to present business opportunities to various entities other than the Company. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to the Sponsor Participants, as well as any corporate opportunity offered to any director or officer unless such opportunity is expressly offered in writing to such person solely in his or her capacity as a director or officer of our Company and is one that such director or officer has no duty (contractual or fiduciary) to offer to a Sponsor Participant. To the fullest extent permitted by law, no business opportunity will be deemed to be a potential corporate opportunity for us unless we would be permitted to undertake the opportunity under our amended and restated certificate of incorporation, we have sufficient financial resources to undertake the opportunity and the opportunity would be in line with our business.
Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Glenn Murphy	lululemon athletica inc. FIS Holdings	Athletic apparel Consumer-focused investment firm	Chairman of the Board Founder and Chief Executive Officer

Paul Raether	Kohlberg Kravis Roberts & Co. L.P.	Investment firm	Senior Advisory Partner

Paula Campbell Roberts	Kohlberg Kravis Roberts & Co. L.P.	Investment firm	Managing Director

Kimberly Ross	Cigna Corporation Nestlé S.A.	Global health services Food and beverage	Director Director

Meghan Frank	lululemon athletica inc.	Athletic apparel	Chief Financial Officer

Stephanie Plaines	Nielsen Holdings plc	Data and marketing	Director
The individuals listed in the table above may also be affiliated with and/or owe fiduciary duties to or have contractual obligations to affiliates of the listed entities, including investment funds, parent companies, subsidiaries, portfolio companies and other investments and ventures of the listed entities.
While it is not a target area or focus of ours, we are not prohibited from pursuing an initial business combination with a company or business where our Sponsor, officers, directors or the Sponsor Participants (including KKR portfolio companies may be affiliated or have an interest). In the event we seek to complete our initial business combination with a company we are affiliated with, we, or a committee of independent directors, if required by applicable law or based upon the determination of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. See “Item 1A. Risk Factors— Risks Relating to Our Identification of a Business Combination Target and Consummation of a Business Combination Transaction—We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.”
In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our initial stockholders (and their permitted transferees) have agreed to vote any Class B common stock held by them and any Class A common stock purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We have entered into agreements with our officers and directors that provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Class A common stock acquired in the Initial Public Offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares).
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officers received any compensation for services rendered to us during the year ended December 31, 2021.

On March 28, 2022, our board of directors approved cash compensation for two of our independent directors, Mses. Ross and Frank of $100,000 per year, retroactive to each of their respective appointment dates of March 16, 2021 and June 10, 2021, and prorated for any partial year. At the same meeting, our board of directors also approved the addition of vesting terms to the shares of Class B common stock held by Mses. Ross and Frank such that upon conversion of their shares to Class A common stock upon an initial business combination, such shares will vest once the closing price of the shares exceeds $10.00 per share for any twenty trading days in a thirty trading day period during the period following the Company's filing of a periodic report under the Exchange Act following the initial business combination and the tenth anniversary of the initial business combination. No other director received compensation during the year ended December 31, 2021.

Our Sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our independent directors review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates. The following table sets forth amounts earned by Mses. Ross and Frank for their service during 2021:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Kimberly Ross	79,452	79,452
Meghan Frank	55,890	55,890

Since February 2022 and in connection with Ms. Plaines appointment as an independent director to our board of directors, she has received $20,000 per month for her service on our board of directors and audit committee.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

It is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential initial business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2022 by:
•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•each of our executive officers, directors and director nominees; and
•all our officers, directors and director nominees as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table is based on 138,000,000 shares of Class A common stock and 34,500,000 shares of Class B common stock outstanding and does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 10, 2022.

Name and Address of Beneficial Owner(1)	Class A Common Stock		Class B Common Stock		Approximate Percentage of Common Stock
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class(2)
KKR Acquisition Sponsor I LLC(3)	—	—	34,373,500	99.6%	19.9%
Guggenheim Capital, LLC(4)	15,274,598	11.1%	—	—	8.9%
Citadel Advisors LLC(5)	7,424,367	5.4%	—	—	4.3%
Glenn Murphy	—	—	—	—
Paul Raether	—	—	—	—	—
Paula Campbell Roberts	—	—	—	—	—
Kimberly Ross	—	—	75,000	*	*
Meghan Frank	—	—	25,000	*	*
Stephanie Plaines	—	—	—	—	—
All officers and directors as a group (six individuals)	—	—	100,000	*	*

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o KKR Acquisition Holdings I Corp., 30 Hudson Yards, Suite 7500, New York, New York 10001.

(2)	Interests shown consist solely of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment (as discussed in Note 6 to our financial statements).

(3)	Our Sponsor is the record holder of such shares. Glenn Murphy, Paul Raether and Paula Campbell Roberts are the three managers of our Sponsor’s board of managers. Any action by our Sponsor with respect to our company or the Class B common stock, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our Sponsor’s managers, none of the managers of our Sponsor is deemed to be a beneficial owner of our Sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our officers is deemed to have or share beneficial ownership of the Class B common stock held by our Sponsor.
(4)
Based on a Schedule 13G/A jointly filed on February 14, 2022 by Guggenheim Capital, LLC, Guggenheim Partners, LLC, GI Holdco II LLC, GI Holdco LLC, Guggenheim Partners Investment Management Holdings, LLC, and Guggenheim Partners Investment Management, LLC (“GPIM”) relating to secrities beneficially owned directly by GPIM and other subsidiaries of Guggenheim Capital, LLC. Guggenheim Capital, LLC is the majority owner of Guggenheim Partners, LLC, GI Holdco II LLC, GI Holdco LLC, Guggenheim Partners Investment Management Holdings, LLC and GPIM. As a result of its role as investment adviser, GPIM may be deemed to be the beneficial owner of certain of the shares of the Company reported herein for purposes of §13(d) and 13(g) of the Securities Exchange Act of 1934. The address of Guggenheim Capital, LLC is 227 West Monroe Street, Chicago, IL 60606.

(5)	Based on a Schedule 13G/A jointly filed on February 24, 2022 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin with respect to Class A common stock owned by Citadel Multi-Strategy Equities Master Fund Ltd., (“CM”), and Citadel Securities. Such owned shares may include other instruments exercisable for or convertible into shares. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of the Reporting Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
Our initial stockholders (and their permitted transferees) have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their shares of common stock in connection with (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity.
Our Sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Registration and Stockholder Rights
The holders of the Class B common stock, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) and certain security holders holding Class A common stock, whether purchased in the Initial Public Offering or thereafter in the open market, are entitled to registration rights pursuant to a registration and stockholder rights agreement requiring us to register such securities for resale (in the case of the Class B common stock, only after conversion to our Class A common stock). Any holder of at least 20% of the outstanding registrable securities owned by these holders is entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear certain expenses incurred in connection with the filing of any such registration statements.
In addition, pursuant to the registration and stockholder rights agreement, upon consummation of an initial business combination, our initial stockholders will be entitled to designate three individuals for nomination for election to our board of directors for so long as they continue to hold, collectively, at least 50% of the Class B common stock (or the securities into which such shares of Class B common stock convert) held by such persons on the date of the Initial Public Offering. Thereafter, such initial stockholders will be entitled to designate (i) two individuals for nomination for election to our board of directors for so long they continue to hold, collectively, at least 30% of the Class B common stock (or the securities into which such shares of Class B common stock convert) held by such persons on the date of the Initial Public Offering and (ii) one individual for nomination for election to our board of directors for so long they continue to hold, collectively, at least 20% of the Class B common stock (or the securities into which such shares of Class B common stock convert) held by such persons on the date of the Initial Public Offering.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Class B Common Stock
On January 25, 2021, our Sponsor paid $25,000, or approximately $0.001 per share, to cover certain of our offering costs in consideration for 28,750,000 shares of Class B common stock. The number of shares of Class B common stock issued was determined based on the expectation that such shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. In February 2021, our Sponsor transferred 75,000 shares of Class B common stock to Ms. Ross and 15,000 shares of Class B common stock to Ms. Silten. On March 16, 2021, we effected a stock dividend of 5,750,000 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 34,500,000 shares of Class B common stock. In June 2021, our Sponsor transferred 25,000 shares of Class B common stock to Ms. Frank. The Class B common stock (including the Class A common stock issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Private Placement Warrants
Our Sponsor purchased an aggregate of 21,733,333 Private Placement Warrants at a price of $1.50 per warrant ($32,600,000 in the aggregate) in the Private Placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Conflicts of Interest
As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that take priority over their duties to us.
Access Agreement
Our audit committee will review all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. We have entered into an access agreement with our Sponsor to provide or cause to be provided the services that our Sponsor will make available to us for our business operations until the completion of our initial business combination without compensation from us (other than its receipt of Class B common stock and Private Placement Warrants) except as otherwise permitted by the access agreement. Pursuant to our access agreement, we may engage our Sponsor for additional services and compensate our Sponsor for any related fees or expenses incurred in connection with any such additional services, subject to related party transaction review by our audit committee, although we do not have any such agreement, arrangement or understanding with our Sponsor to do so at this time.
Under our access agreement, our Sponsor licenses the “KKR” trademark in our name and materials and use of 30 Hudson Yards as our corporate offices, without payment of a fee, until the consummation of our initial business combination, and to indemnify our Sponsor and the Sponsor Participants from any claims made by the Company or a third party in respect of any investment opportunities sourced by them, any liability arising with respect to their activities in connection with our affairs, and for any services that are provided as contemplated by the access agreement. Such indemnity will provide that the indemnified parties cannot access the funds held in our Trust Account.
Other than the access agreement, we do not have any other agreement, arrangement or understanding with our Sponsor to provide any services to us. We may in the future also engage service providers from the Sponsor Participants for services in connection with identifying and investigating potential targets for, and the consummation of, our business combination, as well as following our business combination, and we may pay fees, including non-cash compensation, and reimburse expenses for any such services, subject to our related party transaction approval process, although we do not have any agreement, arrangement or understanding with the Sponsor Participants to do so other than as disclosed in this report.
Related Party Notes
Our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the Initial Public Offering and, in connection therewith, in February 2021 we borrowed $300,000 from our Sponsor, which loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. In addition, our Sponsor advanced $52,883 to us to pay a portion of the offering expenses. The loan and advancement were repaid upon closing of the Initial Public Offering out of the $3,000,000 of offering proceeds.
We do not have a policy that prohibits our Sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Registration Rights
The holders of the Class B common stock, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Class B common stock) and certain security holders holding Class A common stock, whether purchased in the Initial Public Offering or thereafter in the open market, will be entitled to registration rights pursuant to our registration and stockholder rights agreement, requiring us to register such securities for resale (in the case of the Class B common stock, only after conversion to our Class A common stock). Any holder of at least 20% of the outstanding registrable securities owned by these holders is entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear certain expenses incurred in connection with the filing of any such registration statements.
In addition, pursuant to the registration and stockholder rights agreement, upon consummation of an initial business combination, our initial stockholders will be entitled to designate three individuals for nomination for election to our board of directors, for so long as they continue to hold, collectively, at least 50% of the shares of Class B common stock (or the securities into which such shares of Class B common stock convert) held by such persons on the date of the Initial Public Offering. Thereafter, such initial stockholders will be entitled to designate (i) two individuals for nomination for election to our board of directors for so long they continue to hold, collectively, at least 30% of the shares of Class B common stock (or the securities into which such shares of Class B common stock convert) held by such persons on the date of the Initial Public Offering and (ii) one individual for nomination for election to our board of directors for so long they continue to hold, collectively, at least 20% of the shares of Class B common stock (or the securities into which such shares of Class B common stock convert) held by such persons on the date of the Initial Public Offering.
Financial Advisory Services

KKR is a leading global investment firm whose activities include, among other things, (i) investing capital for the KKR Funds, (ii) structuring, arranging, underwriting or otherwise intermediating debt, equity and other forms of financing and providing other types of financial advisory or capital markets services that are customarily provided by broker-dealers and (iii) providing operational and other consulting services. We are not under any contractual obligation to engage any member of the KKR Group in providing any of these services for us, but we may do so at our discretion, including with respect to raising debt, equity or other financing to effectuate a business combination or otherwise. If any member of the KKR Group provides any such services, it may be entitled to receive compensation, expense reimbursement, indemnification or other forms of consideration as set forth in its agreements at such time. Any such arrangements will be subject to review by our Audit Committee of related party transactions. If any such services are provided prior to, or in connection with a business combination transaction, such member of the KKR Group may have a potential conflict of interest given the Sponsor’s economic interest in us, the deferred fee owed to KCM or any other forms of remuneration that may be contingent upon the completion of an initial business combination within the specified timeframe.
KCM acted as our independent financial advisor as defined under FINRA Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Initial Public Offering, for which it is entitled to a fee of up to $37,950,000, of which $13,800,000 has been paid and up to $24,150,000 of which may be paid and has been placed in a Trust Account located in the United States and will be released to KCM only upon the completion of an initial business combination. KCM will also be entitled to expense reimbursements in connection with these services.
Related Party Transactions Policy
We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
We have adopted a Code of Business Conduct and Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.
In addition, our audit committee, pursuant to a written charter is responsible for reviewing and approving related party transactions (as defined in Item 404 of Regulation S-K) to the extent that we enter into such transactions, consistent with the requirements of NYSE. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director or officer.
To manage a known potential conflict of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers, directors or the Sponsor Participants (or that is a KKR portfolio company) unless we, or a committee of independent directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor, officers or directors, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments have been, or will be, made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the funds held in the Trust Account prior to the completion of our initial business combination:
•Repayment of a $300,000 loan made to us by our Sponsor to cover offering related and organizational expenses;
•Payment and reimbursement for certain fees and expenses related to identifying, investigating and completing an initial business combination and otherwise in connection with our business;
•Payment to KCM for financial advisory services provided by KCM in connection with the Initial Public Offering in an amount equal to (1) 50% of the non-deferred underwriting commissions payable to the underwriters, which were paid to KCM upon the closing of the Initial Public Offering, and (2) 50% of the deferred underwriting commissions payable to the underwriters, which will be paid to KCM upon the closing of our initial business combination; and
•Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans may be converted into warrants, at a price of $1.50 per warrant at the option of the lender.
In addition, we have entered into an access agreement with our Sponsor. See “Access Agreement” above.
Audit Committee Review of Related Party Transactions

Our audit committee will review all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled $130,295. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax fees for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report.

1. Financial Statements

See Item 8 above.

2. Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K on March 22, 2021)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form S-1 filed by the Company on February 4, 2021)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on March 8, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on March 8, 2021)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Form 8-K on March 22, 2021)

4.4
Warrant Agreement, dated March 19, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Form 8-K on March 22, 2021)

4.5*	Description of Securities

10.1
Letter Agreement, dated March 19, 2021, among the Registrant, the Sponsor, the officers and directors of the Registrant and the other signatories thereto (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K on March 22, 2021)

10.2
Investment Management Trust Agreement, dated March 19, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 8-K on March 22, 2021)

10.3
Founder Shares Subscription Agreement, dated January 25, 2021, between the Registrant and KKR Acquisition Sponsor LLC (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form S-1 filed by the Company on February 4, 2021)

10.4	Warrant Purchase Agreement between the Registrant and KKR Acquisition Sponsor LLC (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K on March 22, 2021)

10.5	Registration and Stockholder Rights Agreement between the Registrant and certain security holders (incorporated herein by reference to Exhibit 10.4 filed with the Company’s Form 8-K on March 22, 2021)

10.6	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 filed with the Company’s Form 8-K on March 22, 2021)

10.7
Promissory Note issued in favor of KKR Acquisition Sponsor LLC, dated January 25, 2021 (incorporated herein by reference to Exhibit 10.7 filed with the Company’s Form S-1 filed by the Company on February 4, 2021)

10.8	Access Agreement between the Registrant and the Sponsor (incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 8-K on March 22, 2021)

10.9	Financial Consulting Services Agreement between the Registrant and KKR Capital Markets LLC (incorporated herein by reference to Exhibit 10.7 filed with the Company’s Form 8-K on March 22, 2021)

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
* Filed herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR ACQUISITION HOLDINGS I CORP.

Date: March 30, 2022	By:	/s/ Glenn Murphy
Glenn Murphy
Chief Executive Officer, Executive Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glenn Murphy	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 30, 2022
Glenn Murphy

/s/ Paul Raether	Director	March 30, 2022
Paul Raether

/s/ Paula Campbell Roberts	Director	March 30, 2022
Paula Campbell Roberts

/s/ Kimberly Ross	Director	March 30, 2022
Kimberly Ross

/s/ Meghan Frank	Director	March 30, 2022
Meghan Frank

/s/ Stephanie Plaines	Director	March 30, 2022
Stephanie Plaines