Form 10-Q
period 2022-03-31
KKR Acquisition Holdings I Corp.
filed 2022-05-16
CIK 1843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 10, 2022, 138,000,000 shares of Class A common stock, par value $0.0001 and subject to possible redemption, and 34,500,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

KKR ACQUISITION HOLDINGS I CORP.
Quarterly Report on Form 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statement of Operations for the three months ended March 31, 2022 and for the period from January 14, 2021 (inception) through March 31, 2021 (Unaudited)	2
	Condensed Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from January 14, 2021 (inception) through March 31, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the three months ended March 31, 2022 and for the period from January 14, 2021 (inception) through March 31, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
SIGNATURES		24

2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
KKR ACQUISITION HOLDINGS I CORP.
CONDENSED BALANCE SHEET

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,584,884	$1,584,884
Prepaid expenses	1,359,844	1,483,466
Total current assets	2,944,728	3,068,350
Prepaid expenses, less current portion	—	247,243
Investments held in Trust Account	1,380,213,705	1,380,085,256
Total Assets	$1,383,158,433	$1,383,400,849

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$440,341	$185,092
Accrued expenses	612,960	618,719
Franchise tax payable	238,955	190,187
Due to related party	2,085,037	1,667,702
Total current liabilities	3,377,293	2,661,700
Derivative warrant liabilities	37,331,330	57,102,670
Deferred underwriting commissions	48,300,000	48,300,000
Total liabilities	89,008,623	108,064,370

Commitments and Contingencies

Class A common stock subject to possible redemption, 138,000,000 shares issued and outstanding	1,380,000,000	1,380,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 138,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 34,500,000 shares issued and outstanding	3,450	3,450
Additional paid-in capital	—	—
Accumulated deficit	(85,853,640)	(104,666,971)
Total stockholders’ deficit	(85,850,190)	(104,663,521)
Total Liabilities and Stockholders’ Deficit	$1,383,158,433	$1,383,400,849
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three Months Ended March 31, 2022	For the Period from January 14, 2021 (Inception) through three Months Ended March 31, 2021

General and administrative expenses	$1,037,691	$247,686
Franchise tax expense	48,767	41,146
Loss from operations	(1,086,458)	(288,832)
Change in fair value of derivative warrant liabilities	19,771,340	(3,591,330)
Offering costs associated with derivative warrant liabilities	—	(2,189,290)
Income from investments held in Trust Account	128,449	5,899
Net income (loss)	$18,813,331	$(6,063,553)

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	138,000,000	23,298,701
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.11	$(2.46)
Basic and diluted weighted average shares outstanding of Class B common stock	34,500,000	25,662,338
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(2.46)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	34,500,000	$3,450	$—	$(104,666,971)	$(104,663,521)
Net income	—	—	—	—	—	18,813,331	18,813,331
Balance - March 31, 2022	—	$—	34,500,000	$3,450	$—	$(85,853,640)	$(85,850,190)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	34,500,000	3,450	21,550	—	25,000
Excess of Fair Value Paid by Private Placement Warrant holders	—	—	—	—	6,737,330	—	6,737,330
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(6,758,880)	—	(6,758,880)
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(107,396,898)	(107,396,898)
Net loss	—	—	—	—	—	(6,063,553)	(6,063,553)
Balance - March 31, 2021	—	$—	34,500,000	$3,450	$—	$(113,460,451)	$(113,457,001)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from January 14, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$18,813,331	$(6,063,553)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(19,771,340)	3,591,330
Offering costs associated with derivative warrant liabilities	—	2,189,290
Income from investments held in Trust Account	(128,449)	(5,899)
Changes in operating assets and liabilities:
Prepaid expenses	370,865	(24,517)
Accounts payable	255,249	36,963
Accrued expenses	(5,759)	5,917
Franchise tax payable	48,768	41,146
Due to related party	417,335	1,106,703
Net cash used in operating activities	—	877,380

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(1,380,000,000)
Net cash used in investing activities	—	(1,380,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(449,513)
Proceeds from notes payable to related party	—	449,513
Proceeds received from initial public offering, gross	—	1,380,000,000
Proceeds from issuance of Class B common stock	—	25,000
Proceeds received from private placement warrants	—	32,600,000
Reimbursement from underwriters	—	13,800,000
Offering costs paid	—	(42,751,893)
Net cash provided by financing activities	—	1,383,673,107

Net change in cash	—	4,550,487

Cash - beginning of the period	1,584,884	—
Cash - end of the period	$1,584,884	$4,550,487

Supplemental disclosure of noncash activities:
Remeasurement of Class A common stock subject to possible redemption	$—	$114,155,778
Initial measurement of Public and Private Warrants	$—	$64,847,670
Deferred underwriting commissions in connection with the initial public offering	$—	$48,300,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had investments held in the Trust Account of $1.4 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B common stock, a loan from the Sponsor pursuant to the promissory note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note during 2021.
As of March 31, 2022, the Company had current liabilities of $3.4 million and approximately $1.6 million in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern for at least one year from the issuance of the financial statements. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. As of March 31, 2022, there were no amounts outstanding under any working capital loan (see Note 4). Management further intends to close a Business Combination before the mandatory liquidation date.
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and the invasion by Russia of Ukraine and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Company's Annual Report on Form 10-K filed with the SEC on March 31, 2022.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and as of December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses from changes in fair value, and dividends and interest relating to these investments are included in Income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
The 34,500,000 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 21,733,333 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model as of March 31, 2022 and December 31, 2021, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and is based on their quoted market price as of March 31, 2022.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, all 138,000,000 shares of Class A common stock subject to

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	(38,985,000)
Class A common stock issuance costs	(75,170,778)
Plus:
Accretion of carrying value to redemption value	114,155,778
Contingently redeemable Class A common stock	$1,380,000,000
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
The Company’s Class B common stock include a performance condition, namely the occurrence of a Business Combination. Compensation expense related to these shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized.
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
For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes as of March 31, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the establishment of a full valuation allowance against the Company’s deferred tax asset. The Company’s effective tax rate differs from the federal statutory rate primarily due to the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible or taxable for income tax purposes.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. For purposes of calculating net income (loss) per share, the Company allocated the amount using a ratio reflective of the respective participation right and the weighted average of each class of common stock. The allocation for the period from Inception through March 31, 2021 also considered the accretion of temporary equity related to the Class A common stock.
The following table reflects the calculation of basic and diluted net loss per common share:

	For the Three Months Ended March 31, 2022	For the period from January 14, 2021 (inception) through March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings (losses) allocable to common stock subject to possible redemption
Allocation of net income (loss), including accretion of temporary equity	$15,050,665	$(57,207,820)
Net income (loss) attributable to Class A common stock subject to redemption	$15,050,665	$(57,207,820)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	138,000,000	23,298,701
Basic and diluted net income (loss) per Class A shares	$0.11	$(2.46)

Class B common stock
Numerator: Earnings (losses) allocable to Class B common stock
Allocation of net income (loss), including accretion of temporary equity	3,762,666	(63,011,511)
Net income (loss) attributable to Class B common stock	$3,762,666	$(63,011,511)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	25,662,338
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(2.46)
Recent Accounting Pronouncements
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 21,733,333 warrants Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $32.6 million.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $3.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had a $2.1 million and $1.7 million payable outstanding to a related party of the Sponsor for the reimbursement of operating expenses incurred on behalf of the Company, respectively.
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
Note 6 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 138,000,000 shares of Class A common stock subject to possible redemption outstanding and classified as temporary equity.
Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 25, 2021, the Company issued 28,750,000 shares of Class B common stock to the Sponsor. On

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Note 7 — Warrants
As of March 31, 2022 and December 31, 2021, the Company had 34,500,000 Public Warrants and 21,733,333 Private Placement Warrants outstanding.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$1,380,213,705	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$22,770,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$14,561,330
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31,2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$1,380,085,256	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$34,500,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$22,602,670
The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model as of March 31, 2022 and December 31, 2021, while the Public Warrants were valued using a Monte-Carlo simulation model as of March 31, 2021 and is based on their quoted market price as of March 31, 2022. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in option pricing and simulation models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock assumption based on the implied volatility of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury constant maturity rate on the issuance date for a maturity similar to the expected remaining life of the warrants.
The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Class A common share value	$9.83	$9.74
Term	5	5
Volatility	10.3%	17.8%
Risk-free rate	2.57%	1.59%
The change in the fair value of Level 3 derivative warrant liabilities for the three months ended March 31, 2022 is summarized as follows:

Level 3 - Derivative warrant liabilities at January 1, 2022	$22,602,670
Change in fair value of derivative warrant liabilities	(8,041,340)
Level 3 - Derivative warrant liabilities at March 31, 2022	$14,561,330

Unrealized gain on level 3 derivative warrant liabilities held at March 31, 2022	$8,041,340
The change in the fair value of Level 3 derivative warrant liabilities for the period from January 14, 2021 (inception) through March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at January 14, 2021 (inception)	$—
Issuance of Public and Private Warrants	64,847,670
Change in fair value of derivative warrant liabilities	3,591,330
Level 3 - Derivative warrant liabilities at March 31, 2021	$68,439,000

Unrealized loss on level 3 derivative warrant liabilities held at March 31, 2021	$(3,591,330)

Transfers to or from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period for the quarter ended March 31, 2022 and March 31, 2021.
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
Results of Operations
Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to prospective business combination candidates. There can be no assurance that our plans to complete a Business Combination will be successful.
For the three months ended March 31, 2022 we had net income of approximately $18.8 million, which consisted of a loss from operations of approximately $1.1 million, a non-operating income of approximately $19.8 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $128,000.  The loss from operations consisted of approximately $1.0 million of general and administrative expenses and approximately $50,000 in franchise tax expense.
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
As of March 31, 2022, we had current liabilities of $3.4 million and approximately $1.6 million in our operating bank account. We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of the financial statements included in this report. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” our management has determined that if the Company is unsuccessful in consummating an initial business combination, the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. We have access to funds from our Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation date as stipulated in the certificate of incorporation. As of March 31,2022, there were no amounts outstanding under any working capital loan (see Note 4 to our unaudited condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q). As of March 31, 2022, We had a $2.1 million payable outstanding to a related party of our Sponsor for the reimbursement of operating expenses incurred on behalf of the Company. Management further intends to close an initial business combination before the mandatory liquidation date.
We continue to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine conflict and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the company’s critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed March 31, 2022. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we choose to rely on such exemptions and are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Previously Disclosed Restatement and Material Weakness

As disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, we previously identified a material weakness in our internal control over financial reporting related to the classification of our Class A common stock and related restatement of the Company's previous financial statements to classify all Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of the Company's Initial Public Offering and in accordance with ASC 480, as discussed in Note 9 to the interim financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Restatement”).

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report on Form 10-Q and solely due to the events that led to the Restatement, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
There have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description
10.1+	Compensation Letter by and between KKR Acquisition Holdings I Corp. and Kimberly Ross, dated March 28, 2022.

10.1+	Compensation Letter by and between KKR Acquisition Holdings I Corp. and Meghan Frank dated March 28, 2022.

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
* Filed herewith
** Furnished herewith
+ Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR ACQUISITION HOLDINGS I CORP.

Date: May 16, 2022	By:	/s/ Glenn Murphy
Glenn Murphy
Chief Executive Officer, Executive Chairman and Director