Form 10-Q
period 2022-06-30
KKR Acquisition Holdings I Corp.
filed 2022-08-11
CIK 1843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of August 10, 2022, 138,000,000 shares of Class A common stock, par value $0.0001 and subject to possible redemption, and 34,500,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

KKR ACQUISITION HOLDINGS I CORP.
Quarterly Report on Form 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 14, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 14, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26

2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
KKR ACQUISITION HOLDINGS I CORP.
CONDENSED BALANCE SHEET

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,584,884	$1,584,884
Prepaid expenses	988,977	1,483,466
Total current assets	2,573,861	3,068,350
Prepaid expenses, less current portion	—	247,243
Investments held in Trust Account	1,382,125,548	1,380,085,256
Total Assets	$1,384,699,409	$1,383,400,849

Liabilities, Redeemable Common Stock and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$550,212	$185,092
Accrued expenses	1,562,241	618,719
Franchise tax payable	0	190,187
Due to related party	2,795,066	1,667,702
Total current liabilities	4,907,519	2,661,700
Derivative warrant liabilities	20,244,000	57,102,670
Deferred underwriting commissions	48,300,000	48,300,000
Total liabilities	73,451,519	108,064,370

Commitments and Contingencies

Class A common stock subject to possible redemption, 138,000,000 shares issued and outstanding	1,381,174,773	1,380,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 138,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 34,500,000 shares issued and outstanding	3,450	3,450
Additional paid-in capital	—	—
Accumulated deficit	(69,930,333)	(104,666,971)
Total stockholders’ deficit	(69,926,883)	(104,663,521)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,384,699,409	$1,383,400,849
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three Months Ended June 30, 2022	For the three Months Ended June 30, 2021	For the six Months Ended June 30, 2022	For the Period from January 14, 2021 (Inception) through June 30, 2021

General and administrative expenses	$1,189,272	$670,768	$2,226,963	$918,454
Franchise tax expense	49,315	49,315	98,082	90,461
Loss from operations	(1,238,587)	(720,083)	(2,325,045)	(1,008,915)
Change in fair value of derivative warrant liabilities	17,087,330	779,670	36,858,670	(2,811,660)
Offering costs associated with derivative warrant liabilities	—	—	—	(2,189,290)
Income from investments held in Trust Account	1,911,843	35,149	2,040,292	41,048
Net income (loss) before taxes	$17,760,586	$94,736	$36,573,917	$(5,968,817)
Income tax expense	$(662,506)	$—	$(662,506)	$—
Net income (loss)	$17,098,080	$94,736	$35,911,411	$(5,968,817)

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	138,000,000	138,000,000	138,000,000	85,428,571
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.09	$—	$0.20	$(1.04)
Basic and diluted weighted average shares outstanding of Class B common stock	34,500,000	34,500,000	34,500,000	30,449,405
Basic and diluted net income (loss) per share, Class B common stock	$0.09	$—	$0.20	$(1.04)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	34,500,000	$3,450	$—	$(104,666,971)	$(104,663,521)
Net Income						18,813,331	18,813,331
Balance - March 31, 2022	—	—	34,500,000	3,450	—	(85,853,640)	(85,850,190)
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit						(1,174,773)	(1,174,773)
Net income	—	—	—	—	—	17,098,080	17,098,080
Balance - June 30, 2022	—	$—	34,500,000	$3,450	$—	$(69,930,333)	$(69,926,883)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	34,500,000	3,450	21,550	—	25,000
Excess of Fair Value Paid by Private Placement Warrant holders	—	—	—	—	6,737,330	—	6,737,330
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(6,758,880)	—	(6,758,880)
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(107,396,898)	(107,396,898)
Net loss						(6,063,553)	(6,063,553)
Balance - March 31, 2021	—	—	34,500,000	3,450	—	(113,460,451)	(113,457,001)
Net income	—	—	—	—	—	94,736	94,736
Balance - June 30, 2021	—	$—	34,500,000	$3,450	$—	$(113,365,715)	$(113,362,265)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from January 14, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$35,911,411	$(5,968,817)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(36,858,670)	2,811,660
Offering costs associated with derivative warrant liabilities	—	2,189,290
Income from investments held in Trust Account	(2,040,292)	(41,048)
Changes in operating assets and liabilities:
Prepaid expenses	741,731	(2,490,110)
Accounts payable	365,120	82,856
Accrued expenses	943,522	23,666
Franchise tax payable	(190,186)	90,461
Due to related party	1,127,364	1,213,819
Net cash used in operating activities	—	(2,088,223)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(1,380,000,000)
Net cash used in investing activities	—	(1,380,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(449,513)
Proceeds from notes payable to related party	—	449,513
Proceeds received from initial public offering, gross	—	1,380,000,000
Proceeds from issuance of Class B common stock	—	25,000
Proceeds received from private placement warrants	—	32,600,000
Reimbursement from underwriters	—	13,800,000
Offering costs paid	—	(42,751,893)
Net cash provided by financing activities	—	1,383,673,107

Net change in cash	—	1,584,884

Cash - beginning of the period	1,584,884	—
Cash - end of the period	$1,584,884	$1,584,884

Supplemental disclosure of noncash activities:
Remeasurement of Class A common stock subject to possible redemption	$1,174,773	$114,155,778
Initial measurement of Public and Private Warrants	$—	$64,847,670
Deferred underwriting commissions in connection with the initial public offering	$—	$48,300,000
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had investments held in the Trust Account of $1.4 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B common stock, a loan from the Sponsor pursuant to the promissory note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note during 2021.
As of June 30, 2022, the Company had current liabilities of $4.9 million and approximately $1.6 million in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern for at least one year from the issuance of the financial statements. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. As of June 30, 2022, there were no amounts outstanding under any working capital loan (see Note 4). Management further intends to close a Business Combination before the mandatory liquidation date. In connection with the assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern
Risks and Uncertainties
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and as of December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
The 34,500,000 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 21,733,333 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model as of June 30, 2022 and December 31, 2021, while the Public Warrants were valued based on their quoted market price as of June 30, 2022 and December 31, 2021.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, all 138,000,000 shares of Class A common stock subject to

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
As of June 30, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	(38,985,000)
Class A common stock issuance costs	(75,170,778)
Plus:
Accretion of carrying value to redemption value	114,155,778
Contingently redeemable Class A common stock as of December 31, 2021	$1,380,000,000
Plus:
Accretion of carrying value to redemption value	1,174,773
Contingently redeemable Class A common stock as of June 30, 2022	$1,381,174,773
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
For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes as of June 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
primarily due to the establishment of a full valuation allowance against the Company’s deferred tax asset. The Company’s effective tax rate differs from the federal statutory rate primarily due to the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible or taxable for income tax purposes. As of June 30, 2022 the Company accrued $662,506 income tax payable, which are included within Accrued Expenses on the Condensed Balance Sheet. The effective tax rates were 3.7%, 1.8%, 0.0% and 0.0% for the three and six months ended June 30, 2022 and 2021, respectively.
Net Income (Loss) Per Common Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 56,233,333 shares of the Company’s Class A common stock in the calculation of the diluted income per share, because the warrants are contingently exercisable, and the contingencies have not yet been met. Similarly, for the purpose of calculating the diluted income (loss) per share for the Class A common stock, the Company has not considered the conversion of the Class B common stock, because the contingency for the conversion into Class A common stock was not met as of the reporting date.
The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. For purposes of calculating net income (loss) per share, the Company allocated the amount using a ratio reflective of the respective participation right and the weighted average of each class of common stock. The allocation for three and six month ended June 30, 2022 and for the period from Inception through June 30, 2021 also considered the accretion of temporary equity related to the Class A common stock.
The following table reflects the calculation of basic and diluted net loss per common share:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Allocation of net income, including accretion of temporary equity	$12,738,645	$75,789
Net income attributable to Class A common stock subject to redemption	$12,738,645	$75,789
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	138,000,000	138,000,000
Basic and diluted net income per Class A shares	$0.09	$—

Class B common stock
Numerator: Earnings allocable to Class B common stock
Allocation of net income, including accretion of temporary equity	3,184,661	18,947
Net income attributable to Class B common stock	$3,184,661	$18,947
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	34,500,000
Basic and diluted net income per share, Class B common stock	$0.09	$—

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended June 30, 2022	For the period from January 14, 2021 (inception) through June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings (losses) allocable to common stock subject to possible redemption
Allocation of net income (loss), including accretion of temporary equity	$27,789,310	$(88,559,301)
Net income (loss) attributable to Class A common stock subject to redemption	$27,789,310	$(88,559,301)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	138,000,000	85,428,571
Basic and diluted net income (loss) per Class A shares	$0.20	$(1.04)

Class B common stock
Numerator: Earnings (losses) allocable to Class B common stock
Allocation of net income (loss), including accretion of temporary equity	6,947,328	(31,565,294)
Net income (loss) attributable to Class B common stock	$6,947,328	$(31,565,294)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	30,449,405
Basic and diluted net income (loss) per share, Class B common stock	$0.20	$(1.04)
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $3.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had a $2.8 million and $1.7 million payable outstanding to a related party of the Sponsor for the reimbursement of operating expenses incurred on behalf of the Company, respectively.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Note 6 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 138,000,000 shares of Class A common stock subject to possible redemption outstanding and classified as temporary equity.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Note 7 — Warrants
As of June 30, 2022 and December 31, 2021, the Company had 34,500,000 Public Warrants and 21,733,333 Private Placement Warrants outstanding.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$1,382,125,548	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$12,420,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$7,824,000
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
The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model as of June 30, 2022 and December 31, 2021, while the Public Warrants are based on their quoted market price as of June 30, 2022 and June 30, 2021. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in option pricing and simulation models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock assumption based on the implied volatility of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury constant maturity rate on the issuance date for a maturity similar to the expected remaining life of the warrants.
The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Class A common share value	$9.79	$9.74
Term	5	5
Volatility	4.5%	17.8%
Risk-free rate	3.08%	1.59%

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The change in the fair value of Level 3 derivative warrant liabilities for the three and six months ended June 30, 2022 is summarized as follows:

Level 3 - Derivative warrant liabilities at March 31, 2022	$14,561,330
Change in fair value of derivative warrant liabilities	(6,737,330)
Level 3 - Derivative warrant liabilities at June 30, 2022	$7,824,000

Unrealized gain on level 3 derivative warrant liabilities held at June 30, 2022	$6,737,330

Level 3 - Derivative warrant liabilities at January 1, 2022	$22,602,670
Change in fair value of derivative warrant liabilities	(14,778,670)
Level 3 - Derivative warrant liabilities at June 30, 2022	$7,824,000

Unrealized gain on level 3 derivative warrant liabilities held at June 30, 2022	$14,778,670
The change in the fair value of Level 3 derivative warrant liabilities for the three months ended June 30, 2021 and the period from January 14, 2021 (inception) through June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at March 31, 2021	$68,439,000
Transfer out of Public Warrants (change in levelling to Level 1)	(40,710,000)
Change in fair value of derivative warrant liabilities	(779,670)
Level 3 - Derivative warrant liabilities at June 30, 2021	$26,949,330

Unrealized gain on level 3 derivative warrant liabilities held June 30, 2021	$436,670

Level 3 - Derivative warrant liabilities at January 14, 2021 (inception)	$—
Issuance of Public and Private Warrants	64,847,670
Transfer out of Public Warrants (change in levelling to Level 1)	(40,710,000)
Change in fair value of derivative warrant liabilities	2,811,660
Level 3 - Derivative warrant liabilities at June 30, 2021	$26,949,330

Unrealized loss on level 3 derivative warrant liabilities held at June 30, 2021	$(1,086,660)

Transfers to or from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period for the three months and six months ended June 30, 2022 and June 30, 2021 except for the transfer of the Public Warrants from Level III to Level I, which occurred in the second quarter of 2021.
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
Results of Operations
Our entire activity since inception through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to prospective business combination candidates. There can be no assurance that our plans to complete a Business Combination will be successful.
For the three months ended June 30, 2022 we had net income of approximately $17.1 million, which consisted of a loss from operations of approximately $1.2 million, a non-operating income of approximately $17.1 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $1.9 million.  The loss from operations consisted of approximately $1.2 million of general and administrative expenses and approximately $50,000 in franchise tax expense. We have also accrued income tax expense of $0.7 million.
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
For the six months ended June 30, 2022 we had net income of approximately $35.9 million, which consisted of a loss from operations of approximately $2.3 million, a non-operating income of approximately $36.9 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $2.0 million.  The loss from operations consisted of approximately $2.2 million of general and administrative expenses and approximately $100,000 in franchise tax expense. We have also accrued income tax expense of $0.7 million.
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
Liquidity, Capital Resources and Going Concern
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
As of June 30, 2022, we had current liabilities of $4.9 million and approximately $1.6 million in our operating bank account. We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of the financial statements included in this report. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” our management has determined that if the Company is unsuccessful in consummating an initial business combination, the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. We have access to funds from our Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation date as stipulated in the certificate of incorporation. As of June 30, 2022, there were no amounts outstanding under any working capital loan (see Note 4 to our unaudited condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q). As of June 30, 2022, we had a $2.8 million payable outstanding to a related party of our Sponsor for the reimbursement of operating expenses incurred on behalf of the Company. Management further intends to close an initial business combination before the mandatory liquidation date. In connection with our assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.
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
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report on Form 10-Q and solely due to the events that led to the Restatement, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KKR ACQUISITION HOLDINGS I CORP.

Date: August 11, 2022	By:	/s/ Glenn Murphy
Glenn Murphy
Chief Executive Officer, Executive Chairman and Director