Form 10-Q
period 2022-09-30
KKR Acquisition Holdings I Corp.
filed 2022-11-10
CIK 1843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of November 9, 2022, 138,000,000 shares of Class A common stock, par value $0.0001 and subject to possible redemption, and 34,500,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

KKR ACQUISITION HOLDINGS I CORP.
Quarterly Report on Form 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 14, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 14, 2021 (inception) through September 30, 2021 (Unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		29

2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
KKR ACQUISITION HOLDINGS I CORP.
CONDENSED BALANCE SHEET

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,584,884	$1,584,884
Prepaid expenses	682,231	1,483,466
Total current assets	2,267,115	3,068,350
Prepaid expenses, less current portion	—	247,243
Investments held in Trust Account	1,388,304,446	1,380,085,256
Total Assets	$1,390,571,561	$1,383,400,849

Liabilities, Redeemable Common Stock and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,019,116	$185,092
Accrued expenses	2,997,307	618,719
Franchise tax payable	—	190,187
Due to related party	3,258,940	1,667,702
Total current liabilities	7,275,363	2,661,700
Derivative warrant liabilities	6,748,000	57,102,670
Deferred underwriting commissions	48,300,000	48,300,000
Total liabilities	62,323,363	108,064,370

Commitments and Contingencies

Class A common stock subject to possible redemption, 138,000,000 shares issued and outstanding and subject to possible redemption at $10.05 and $10.00 per share, respectively	1,386,282,832	1,380,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 138,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 34,500,000 shares issued and outstanding	3,450	3,450
Additional paid-in capital	—	—
Accumulated deficit	(58,038,084)	(104,666,971)
Total stockholders’ deficit	(58,034,634)	(104,663,521)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,390,571,561	$1,383,400,849
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three Months Ended September 30, 2022	For the three Months Ended September 30, 2021	For the nine Months Ended September 30, 2022	For the Period from January 14, 2021 (Inception) through September 30, 2021

General and administrative expenses	$1,603,751	$727,267	$3,830,714	$1,645,721
Franchise tax expense	49,315	49,863	147,397	140,324
Loss from operations	(1,653,066)	(777,130)	(3,978,111)	(1,786,045)
Change in fair value of derivative warrant liabilities	13,496,000	13,023,330	50,354,670	10,211,670
Offering costs associated with derivative warrant liabilities	—	—	—	(2,189,290)
Income from investments held in Trust Account	6,178,898	19,480	8,219,190	60,528
Net income before taxes	$18,021,832	$12,265,680	$54,595,749	$6,296,863
Income tax expense	$(1,021,524)	$—	$(1,684,030)	$—
Net income	$17,000,308	$12,265,680	$52,911,719	$6,296,863

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	138,000,000	138,000,000	138,000,000	104,030,769
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.07	$0.07	$0.27	$(0.79)
Basic and diluted weighted average shares outstanding of Class B common stock	34,500,000	34,500,000	34,500,000	31,882,692
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$0.07	$0.27	$(0.79)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	34,500,000	$3,450	$—	$(104,666,971)	$(104,663,521)
Net Income						18,813,331	18,813,331
Balance - March 31, 2022	—	—	34,500,000	3,450	—	(85,853,640)	(85,850,190)
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit						(1,174,773)	(1,174,773)
Net income	—	—	—	—	—	17,098,080	17,098,080
Balance - June 30, 2022	—	$—	34,500,000	$3,450	$—	$(69,930,333)	$(69,926,883)
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit						(5,108,059)	(5,108,059)
Net income						17,000,308	17,000,308
Balance - September 30, 2022	—	$—	34,500,000	$3,450	$—	$(58,038,084)	$(58,034,634)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	34,500,000	3,450	21,550	—	25,000
Excess of Fair Value Paid by Private Placement Warrant holders	—	—	—	—	6,737,330	—	6,737,330
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(6,758,880)	—	(6,758,880)
Subsequent measurement of Class A common stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(107,396,898)	(107,396,898)
Net loss						(6,063,553)	(6,063,553)
Balance - March 31, 2021	—	—	34,500,000	3,450	—	(113,460,451)	(113,457,001)
Net income	—	—	—	—	—	94,736	94,736
Balance - June 30, 2021	—	$—	34,500,000	$3,450	$—	$(113,365,715)	$(113,362,265)
Net Income						12,265,680	12,265,680
Balance - September 30, 2021	—	$—	34,500,000	$3,450	$—	$(101,100,035)	$(101,096,585)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KKR ACQUISITION HOLDINGS I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from January 14, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income	$52,911,719	$6,296,863
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(50,354,670)	(10,211,670)
Offering costs associated with derivative warrant liabilities	—	2,189,290
Income from investments held in Trust Account	(8,219,190)	(60,528)
Changes in operating assets and liabilities:
Prepaid expenses	1,048,478	(2,101,576)
Accounts payable	834,024	92,863
Accrued expenses	2,378,588	41,417
Franchise tax payable	(190,187)	140,324
Due to related party	1,591,238	1,524,794
Net cash used in operating activities	—	(2,088,223)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(1,380,000,000)
Net cash used in investing activities	—	(1,380,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(449,513)
Proceeds from notes payable to related party	—	449,513
Proceeds received from initial public offering, gross	—	1,380,000,000
Proceeds from issuance of Class B common stock	—	25,000
Proceeds received from private placement warrants	—	32,600,000
Reimbursement from underwriters	—	13,800,000
Offering costs paid	—	(42,751,893)
Net cash provided by financing activities	—	1,383,673,107

Net change in cash	—	1,584,884

Cash - beginning of the period	1,584,884	—
Cash - end of the period	$1,584,884	$1,584,884

Supplemental disclosure of noncash activities:
Remeasurement of Class A common stock subject to possible redemption	$6,282,832	$114,155,778
Initial measurement of Public and Private Warrants	$—	$64,847,670
Deferred underwriting commissions in connection with the initial public offering	$—	$48,300,000
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Liquidity, Capital Resources and Going Concern
As of September 30, 2022, the Company had investments held in the Trust Account of $1.4 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B common stock, a loan from the Sponsor pursuant to the promissory note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note during 2021.
As of September 30, 2022, the Company had current liabilities of $7.3 million and approximately $1.6 million in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern for at least one year from the issuance of the financial statements. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. As of September 30, 2022, there were no amounts outstanding under any working capital loan (see Note 4). Management further intends to close a Business Combination before the mandatory liquidation date. In connection with the assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and as of December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
The 34,500,000 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 21,733,333 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model as of September 30, 2022 and December 31, 2021, while the Public Warrants were valued based on their quoted market price as of September 30, 2022 and December 31, 2021.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, all 138,000,000 shares of Class A common stock subject

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
As of September 30, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	(38,985,000)
Class A common stock issuance costs	(75,170,778)
Plus:
Accretion of carrying value to redemption value	114,155,778
Contingently redeemable Class A common stock as of December 31, 2021	$1,380,000,000
Plus:
Accretion of carrying value to redemption value	6,282,832
Contingently redeemable Class A common stock as of September 30, 2022	$1,386,282,832
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
For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes as of September 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
pre-tax income primarily due to the establishment of a full valuation allowance against the Company’s deferred tax asset. The Company’s effective tax rate differs from the federal statutory rate primarily due to the fair value on financial instruments treated as debt for GAAP and equity for tax purposes, which is not deductible or taxable for income tax purposes. As of September 30, 2022 the Company accrued $1,684,030 income tax payable, which are included within Accrued Expenses on the Condensed Balance Sheet. The effective tax rates were 5.7%, 3.1%, 0.0% and 0.0% for the three and nine months ended September 30, 2022 and 2021, respectively.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal (non-deductible) 1% excise tax on certain repurchases (including redemptions) of shares of stock by publicly traded “covered corporations.” For these purposes a “covered corporation” includes entities treated as U.S. corporations under the Internal Revenue Code (including as a result of the “inversion” rules) and in certain circumstances, U.S. subsidiaries of publicly traded non-U.S. corporations. The excise tax is imposed directly on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of determining the fair market value of the repurchased shares, a covered corporation is permitted to reduce the value of the repurchased shares by the fair market value of certain new stock issuances made in the same taxable year. In addition, there are a limited number of other exclusions that may apply to the excise tax. The U.S. Department of the Treasury has been given broad authority to provide regulations and other guidance to implement the excise tax and prevent the abuse or avoidance of the excise tax. The excise tax applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial business combination, our liquidation or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in respect of taxable years beginning after December 31, 2022 will depend on a number of factors, including (i) the fair market value of shares of our common stock that are redeemed or otherwise repurchased by us in the applicable tax year, (ii) the nature and amount of any “PIPE” or other equity issuances that occur in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year in which the initial business combination occurs), (iii) the structure of any initial business combination as it pertains to shares of the Company's common stock and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury in respect of the excise tax and its implementation. The excise tax could cause a reduction in the cash available on hand to complete an initial business combination, could otherwise impact the Company's ability to complete an initial business combination and/or could negatively impact stockholders who exercise their redemption rights after December 31, 2022.
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
The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. For purposes of calculating net income (loss) per share, the Company allocated the amount using a ratio reflective of the respective participation right and the weighted average of each class of common stock. The allocation for three and nine month ended September 30, 2022 and for the period from Inception through September 30, 2021 also considered the accretion of temporary equity related to the Class A common stock.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Allocation of net income, including accretion of temporary equity	$9,513,799	$9,812,544
Net income attributable to Class A common stock subject to redemption	$9,513,799	$9,812,544
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	138,000,000	138,000,000
Basic and diluted net income per Class A shares	$0.07	$0.07

Class B common stock
Numerator: Earnings allocable to Class B common stock
Allocation of net income, including accretion of temporary equity	2,378,450	2,453,136
Net income attributable to Class B common stock	$2,378,450	$2,453,136
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	34,500,000
Basic and diluted net income per share, Class B common stock	$0.07	$0.07

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the period from January 14, 2021 (inception) through September 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings (losses) allocable to common stock subject to possible redemption
Allocation of net income (loss), including accretion of temporary equity	$37,303,110	$(82,557,281)
Net income (loss) attributable to Class A common stock subject to redemption	$37,303,110	$(82,557,281)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	138,000,000	104,030,769
Basic and diluted net income (loss) per Class A shares	$0.27	$(0.79)

Class B common stock
Numerator: Earnings (losses) allocable to Class B common stock
Allocation of net income (loss), including accretion of temporary equity	9,325,777	(25,301,634)
Net income (loss) attributable to Class B common stock	$9,325,777	$(25,301,634)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	31,882,692
Basic and diluted net income (loss) per share, Class B common stock	$0.27	$(0.79)
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $3.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had a $3.3 million and $1.7 million payable outstanding to a related party of the Sponsor for the reimbursement of operating expenses incurred on behalf of the Company, respectively.
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
Note 6 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 138,000,000 shares of Class A common stock subject to possible redemption outstanding and classified as temporary equity.
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
Note 7 — Warrants
As of September 30, 2022 and December 31, 2021, the Company had 34,500,000 Public Warrants and 21,733,333 Private Placement Warrants outstanding.
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

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$1,388,304,446	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$4,140,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$2,608,000
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
The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes valuation model as of September 30, 2022 and December 31, 2021, while the Public Warrants are based on their quoted market price as of September 30, 2022 and December 30, 2021. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in option pricing and simulation models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock assumption based on the implied volatility of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury constant maturity rate on the issuance date for a maturity similar to the expected remaining life of the warrants.
The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Class A common share value	$9.84	$9.74
Term	5	5
Volatility	1.0%	17.8%
Risk-free rate	4.06%	1.59%
The change in the fair value of Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2022 is summarized as follows:

Level 3 - Derivative warrant liabilities at June 30, 2022	$7,824,000
Change in fair value of derivative warrant liabilities	(5,216,000)
Level 3 - Derivative warrant liabilities at September 30, 2022	$2,608,000

Unrealized gain on level 3 derivative warrant liabilities held at September 30, 2022	$5,216,000

Level 3 - Derivative warrant liabilities at January 1, 2022	$22,602,670
Change in fair value of derivative warrant liabilities	(19,994,670)
Level 3 - Derivative warrant liabilities at September 30, 2022	$2,608,000

Unrealized gain on level 3 derivative warrant liabilities held at September 30, 2022	$19,994,670
The change in the fair value of Level 3 derivative warrant liabilities for the three months ended September 30, 2021 and the period from January 14, 2021 (inception) through September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at June 30, 2021	$26,949,330
Change in fair value of derivative warrant liabilities	(5,433,330)
Level 3 - Derivative warrant liabilities at September 30, 2021	$21,516,000

Unrealized gain on level 3 derivative warrant liabilities held September 30, 2021	$5,433,330

Level 3 - Derivative warrant liabilities at January 14, 2021 (inception)	$—
Issuance of Public and Private Warrants	64,847,670
Transfer out of Public Warrants (change in levelling to Level 1)	(40,710,000)
Change in fair value of derivative warrant liabilities	(2,621,670)
Level 3 - Derivative warrant liabilities at September 30, 2021	$21,516,000

Unrealized loss on level 3 derivative warrant liabilities held at September 30, 2021	$4,346,670

Transfers to or from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period for the three months and nine months ended September 30, 2022 and September 30, 2021 except for the transfer of the Public Warrants from Level III to Level I, which occurred in the second quarter of 2021.

KKR ACQUISITION HOLDINGS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

On October 21, 2022, we filed a preliminary proxy statement in connection with a proposed special meeting of our stockholders to approve the extension of the date by which the Company has to consummate a business combination for an additional nine (9) months, from March 19, 2023 to December 19, 2023 (the “Extension”), as well as to permit our board of directors to elect to wind up our operations on an earlier date. This communication does not constitute an offer to buy or sell or the solicitation of an offer to buy or sell any securities or a solicitation of any vote or approval. Stockholders should read the definitive proxy statement, which will contain important information, and will be filed with the SEC (and available for free on the SEC’s website at http://www.sec.gov) and mailed to stockholders (if and when available).
Results of Operations
Our entire activity since inception through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to prospective business combination candidates. There can be no assurance that our plans to complete a Business Combination will be successful.
For the three months ended September 30, 2022 we had net income of approximately $17 million, which consisted of a loss from operations of approximately $1.7 million, a non-operating income of approximately $13.5 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $6.2 million.  The loss from operations consisted of approximately $1.6 million of general and administrative expenses and approximately $50,000 in franchise tax expense. We have also accrued income tax expense of approximately $1 million.
For the three months ended September 30, 2021, we had net income of approximately $12.3 million, which consisted of a loss from operations of approximately $777,130, a non-operating income of approximately $13.0 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $19,000. The loss from operations consisted of approximately $727,000 of general and administrative expenses and approximately $50,000 in franchise tax expense.
For the nine months ended September 30, 2022 we had net income of approximately $52.9 million, which consisted of a loss from operations of approximately $4 million, a non-operating income of approximately $50.4 million for changes in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $8.2 million.  The loss from operations consisted of approximately $3.9 million of general and administrative expenses and approximately $150,000 in franchise tax expense. We have also accrued income tax expense of approximately $1.7 million.
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

As of September 30, 2022, we had current liabilities of $7.3 million and approximately $1.6 million in our operating bank account. We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of the financial statements included in this report. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” our management has determined that if the Company is unsuccessful in consummating an initial business combination, the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. We have access to funds from our Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation date as stipulated in the certificate of incorporation. As of September 30, 2022, there were no amounts outstanding under any working capital loan (see Note 4 to our unaudited condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q). As of September 30, 2022, we had a $3.3 million payable outstanding to a related party of our Sponsor for the reimbursement of operating expenses incurred on behalf of the Company. Management further intends to close an initial business combination before the mandatory liquidation date. In connection with our assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.
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
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report on Form 10-Q and solely due to the events that led to the Restatement, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The excise tax included in the Inflation Reduction Act of 2022 may hinder our ability to consummate an initial business combination and/or decrease the amount of funds available for distribution in connection with a redemption or liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal (non-deductible) 1% excise tax on certain repurchases (including redemptions) of shares of stock by publicly traded “covered corporations.” For these purposes a “covered corporation” includes entities treated as U.S. corporations under the Internal Revenue Code (including as a result of the “inversion” rules) and in certain circumstances, U.S. subsidiaries of publicly traded non-U.S. corporations. The excise tax is imposed directly on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of determining the fair market value of the repurchased shares, a covered corporation is permitted to reduce the value of the repurchased shares by the fair market value of certain new stock issuances made in the same taxable year. In addition, there are a limited number of other exclusions that may apply to the excise tax. The U.S. Department of the Treasury has been given broad authority to provide regulations and other guidance to implement the excise tax and prevent the abuse or avoidance of the excise tax. The excise tax applies only to repurchases that occur after December 31, 2022.

If the deadline for us to complete an initial business combination (currently March 19, 2023) is extended, our public stockholders will have the right to require us to redeem their Public Shares. Because any redemption that occurs as a result of the Extension would occur before December 31, 2022, we would not be subject to the excise tax as a result of any redemptions in connection with the Extension. However, any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial business combination, our liquidation or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in respect of taxable years beginning after December 31, 2022 will depend on a number of factors, including (i) the fair market value of shares of our stock that are redeemed or otherwise repurchased by us in the applicable tax year, (ii) the nature and amount of any “PIPE” or other equity issuances that occur in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year in which the initial business combination occurs), (iii) the structure of any initial business combination as it pertains to shares of our stock and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury in respect of the excise tax and its implementation. The excise tax could cause a reduction in the cash available on hand to complete an initial business combination, could otherwise impact our ability to complete an initial business combination and/or could negatively impact stockholders who exercise their redemption rights after December 31, 2022.
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

KKR ACQUISITION HOLDINGS I CORP.

Date: November 10, 2022	By:	/s/ Glenn Murphy
Glenn Murphy
Chief Executive Officer, Executive Chairman and Director